Form 10-K
period 1999-12-31
MOTHERNATURE COM INC
filed 2000-03-30
CIK 1076055

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the transition period       to

                       Commission file number: 333-85139

                               ----------------

                             MOTHERNATURE.COM, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 23-2832064
   (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

One Concord Farms, 490 Virginia Road
       Concord, Massachusetts                             01742
   (Address of principal executive                     (Zip Code)
              offices)


                                 (978) 929-2000
               Registrant's telephone number, including area code

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, par value $.01 per share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the issuer on February 29, 2000 was $54,407,636 computed by reference to the last sales price of such common stock on February 29, 2000 as reported by the NASDAQ National Market.

   As of February 29, 2000, the registrant had 15,125,450 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MOTHERNATURE.COM, INC.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     INDEX

                                                                           Page
                                                                           ----
 PART I
 Item 1.  Business......................................................     3
 Item 2.  Properties....................................................    16
 Item 3.  Legal Proceedings.............................................    16
 Item 4.  Submission of Matters to a Vote of Security Holders...........    16

 PART II
 Item 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters..........................................    17
 Item 6.  Selected Consolidated Financial Data..........................    20
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    21
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....    36
 Item 8.  Financial Statements and Supplementary Data...................    37
 Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure.....................................    58

 PART III
 Item 10. Directors and Executive Officers of the Registrant............    58
 Item 11. Executive Compensation........................................    58
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    58
 Item 13. Certain Relationships and Related Transactions................    58

 PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K............................................................    59

 Signatures..............................................................   61

                                     PART I

ITEM 1. BUSINESS

   This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements."

General

   We are an online retail store and information source for vitamins, supplements, minerals and other natural and healthy living products. We offer an online store at www.mothernature.com with more than 14,000 products on our site and can special order additional products through our supplier relationships. Through our integration of content and commerce, we provide educational and authoritative news and information about our products and healthy living in general, which we integrate with our product offerings in an easily accessible way. Our online store provides one-stop shopping for domestic and international customers 24 hours a day, seven days a week and features a convenient, easy to navigate interface, competitive pricing, extensive product information and powerful search capabilities. Feedback Direct, a leading source for customer service information, has recently recognized our customer service operation as among the top 50 for online retail Web sites.

   Our business has grown rapidly since we first established a Web site in late 1995. Net sales increased from $477,000 for our fiscal year ended December 31, 1998 to $5.8 million for our fiscal year ended December 31, 1999. During our last four consecutive quarters, our quarterly net sales have increased from $251,000 to $704,000, $1.6 million and $3.2 million, respectively. In addition, of the approximately 250,000 individual customers who have purchased from us since we started in 1995, nearly 245,000 have become customers since December 31, 1998. Furthermore, for the years ending December 31, 1998 and 1999, approximately 7% of net sales was generated from international customers.

   Our business model takes advantage of the unique characteristics of the Internet, which has become an increasingly significant global medium for communication, information and commerce. International Data Corporation (IDC) estimates that there were approximately 196 million Internet users worldwide at the end of 1999 and anticipates this number will grow to approximately 399 million by the end of 2002. Forrester Research estimates that online purchases made by consumers in the United States will grow from $20 billion in 1999 to $184 billion by 2004, representing a compound annual growth rate of 56%. Forrester Research also estimates that the total number of U.S. online consumers will grow from approximately 17 million in 1999 to 49 million in 2004, representing a compound annual growth rate of approximately 24%. We believe this increased usage is due to a number of factors, including a large installed base of personal computers, advances in the speed of personal computers and modems, easier and cheaper access to the Internet, improvements in network security, infrastructure and bandwidth, a broader range of online offerings and growing consumer awareness of online shopping.

   We intend to build upon our retail business strengths, including our knowledge of the natural products industry, memorable brand name, wealth of content, broad product assortment and warehousing and customer service capabilities, to continue to expand our business beyond the retail market. Our initial efforts to expand beyond the retail market consisted of our business incentive programs, whereby we established relationships with primary care physicians, alternative health providers, corporate health plans, HMOs and physician networks, wellness centers and health clubs. We are considering continuing this expansion of our business model by:

  . providing broad distribution of our products to small natural products manufacturers;

  . creating a forum that will allow small retailers to easily and efficiently order products from small manufacturers; and

  . creating a branded online storefront for small natural products retailers.

   We have applied for federal registration for, among others, the marks "MotherNature.com" combined with the MotherNature.com logo, "Go Ask Mother@" and "Your Healthy Living Headquarters." "Natural products, healthy advice" is also one of our trademarks. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

   Information contained on the Company's Web site is not deemed to be a part of this Annual Report on Form 10-K.

   We were incorporated in the Commonwealth of Pennsylvania in December 1995 as Mother Nature's General Store, Inc. and reincorporated in the State of Delaware in June 1998 as MotherNature.com, Inc. Our principal corporate offices are located in Concord, Massachusetts. We completed our initial public offering in December 1999, and our common stock is listed on the Nasdaq National Market under the symbol "MTHR."

Our Market Opportunity

   According to Packaged Facts, a consumer products market research firm, sales of vitamins, supplements and minerals totaled approximately $8.9 billion in 1998 and are expected to grow to approximately $16.6 billion by 2003, a compound annual growth rate of 13.3%. We believe that several factors are driving this growth, including a rapidly growing segment of the population that is concerned with aging and disease, a growing interest in preventative health care, favorable consumer attitudes toward natural products and a generally favorable regulatory statute, the Dietary Supplement Health and Education Act of 1994. Additionally, public awareness of the positive effects of vitamins and other nutritional supplements on health has been heightened by widely publicized reports of favorable research findings. According to data published by Packaged Facts, 56% of U.S. adults took vitamins in 1998, up from 43% in 1993. We believe, based upon this data, that 78% of these adults now take vitamins at least once a day.

   The vitamins, supplements and minerals market is a subset of the broader natural products market, which includes product categories such as personal care products, household and other general merchandise, perishable and non-perishable foods, organic coffees and teas, sports nutrition, cosmetics, baby care products and pet care products. According to Natural Foods Merchandiser, a trade publication, 1998 sales of natural products totaled $25 billion, of which 75% were sold through traditional retail channels. Due to the size of this market and the absence of a dominant online natural products retailer, we believe that additional opportunities for online sales within the broader natural products market also exist.

   We believe that traditional retailers of vitamins, supplements, minerals and other natural and healthy living products face several challenges in providing a satisfying shopping experience for consumers, including:

  . Lack of information and product guidance. The typical retail shopping experience can be confusing and often lacks timely, relevant and credible information to educate and guide the consumer to an effective product solution. In particular, retail stores offer consumers more limited means to choose among many products or to select the appropriate product for a given condition other than by asking store personnel who may not be knowledgeable. Further, researching a product or health condition in a retail store can be difficult due to the lack of easily accessible reference materials.

  . Lack of convenience and privacy. Traditional retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with privacy while shopping, as consumers must often reveal personal health conditions when asking store personnel for product advice.

  . Limited product assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be economically offered in each store location.

   As a result of the foregoing limitations, we believe there is significant unmet demand for an alternative shopping channel that can provide consumers of vitamins, supplements, minerals and other natural and healthy living goods with a broad array of products, a wealth of information to help them research and select products and a convenient and private shopping experience.

   In addition, we believe that there is an opportunity to assist small natural and healthy living products retailers and manufacturers in addressing these challenges by providing an information-rich, convenient, private, online shopping mechanism to these retailers to offer to their customers and to use in their procurement of goods for sale.

Business Strategy

   Our objective is to establish MotherNature.com as the leading online source for vitamins, supplements, minerals and other natural and healthy living products. We intend to build upon our retail business strengths, including our knowledge of the natural products industry, memorable brand name, wealth of content, broad product assortment and warehousing and customer service capabilities, to:

  .  offer a broad selection of natural, earth-friendly products;

  . operate as a solution-based retailer and wholesaler by integrating content and commercial capabilities:

  .  own our fulfillment and customer service operations; and

  . expand our business beyond the retail market to address the needs of natural and healthy living products retailers and manufacturers.

MotherNature.com Web Site

 Shopping Our Store

   New visitors to our store are greeted by a welcoming home page, which offers them a list of our product departments, merchandising messages, and a selection of best selling and discounted items. In addition, any special offers available for new customers are displayed on the home page.

   Returning visitors view top-level links to various offers, including new products, hot products, and deep discounts, as well as single-click access to our shopping departments, library, and community areas.

   There are several major subsections of the site: "home," with product features and links to other sections of the site; "shop," our store; "library," which contains a wealth of content, including web-enabled content from Rodale books plus approximately 4,000 articles on other natural and healthy living products (see "Our Content" below); "community," with horoscopes and topical message boards and answers to frequently asked questions presented by our advisors; and "MyMotherNature," which provides access to our personalized supplement planner, a customer's account, order status, order history, shopping lists, and other information. Each section is organized to facilitate the customer's navigation.

   For example, from the MotherNature.com "Shop" page, consumers can shop in four ways:

  . By Department. Consumers can search for products among the 10 product departments on our Web site, such as Vitamins, Herbs & More, Natural Therapies, Pet Products and Books & Entertainment.

  . By Gender/Age. Consumers can search for products and read articles specific to their gender or age among four main categories: Men's Health, Women's Health, Children's Health and Seniors' Health.

  . By Ailment. Consumers can search for products related to ten of the more common ailments or can search on over 125 health concerns included in the Concerns From A-Z category.

  . By Brand. Consumers can search for their favorite brand and can browse the various categories of products, which are provided for each listed brand.

   Our Web site offers several personalized services. Our Personal Supplement Planner allows a customer to answer a number of health and lifestyle-related questions and receive in response a recommended supplement regimen to support their lifestyle and nutritional needs. Our "Sunday flyer," an e-mail newsletter sent monthly to subscribers who have opted to receive offers, is personalized with several product offerings which are selected based on certain criteria, including past purchase history and news clipping selections. In addition, we provide subscribers with a free bi-weekly e-mail newsletter containing timely news stories and articles, as well as product specials which are designed to encourage future purchases. In addition, subscribers can choose to receive free direct e-mail news clippings on over 40 health topics.

   Our site offers consumers an easy and convenient shopping experience. Consumers simply click on a button to add products to their virtual shopping baskets. As they browse, consumers can add and subtract products from their shopping baskets prior to making a final purchase decision. As part of our merchandising efforts, we offer promotional discounts on selected products from time to time. We deduct these promotional discounts from the purchase price of products, eliminating the need to cut coupons. Customers who shop using our personal shopper feature are sent an e-mail by one of our customer service representatives when their basket has been filled, leaving them one click away from purchasing. To submit orders, customers click on the "Proceed to Check Out" button and are prompted to supply shipping and credit card details online, or by e-mail, phone or facsimile. A variety of shipping options are offered and large orders receive shipping discounts. Customers are provided with automated e-mail order verification, back-order processing and shipping confirmation. Upon their first order, every MotherNature.com customer is assigned a password-accessible personal account number. This "My Account" function allows customers to easily view current order status, previous order contents and to select past orders for one-click reorders.

 Our Content

   Our site offers a wealth of authoritative and educational content. We believe that our integration of content and commerce results in a more rewarding shopping experience for consumers. We have established a library on our site that includes content from Rodale books as well as approximately 4,000 articles, news clips and encyclopedia entries from the Encyclopedia of Natural Health and narratives on health conditions, natural remedies, products and recent developments, all of which are designed to provide credible information and assist consumers with their purchase decisions. A key component of our merchandising strategy is our ability to link relevant product offerings throughout the text of the various articles, encyclopedia entries and other narratives displayed on our Web site.

   We have incorporated a number of books from Rodale's collection of books on vitamins, supplements, minerals, natural healing, alternative medicine, home health and cooking as well as the "Supplement News" and "Alternative Medicine News" columns from recent issues of Prevention magazine as part of a topic sensitive, cross-indexed central library on our site. Consumers are able to search for information on specific topics and can link to relevant excerpts or entire text entries from Rodale books. Our site already includes the complete text of several of Rodale's best selling titles, including "Herbs for Health & Healing" and "Prevention's Healing with Vitamins," and more titles are expected to be added to the library. During the ten-year term of our agreement with Rodale, we will be able to include future books or chapters on vitamins, supplements, minerals, natural healing, alternative medicine, home health and cooking as part of our online library.

   The Encyclopedia of Natural Health is based on content licensed from Healthnotes, Inc. and incorporates information gathered from over 500 authoritative scientific and medical journals, such as The Journal of the American Medical Association, the Lancet and the New England Journal of Medicine.

   In addition, our site includes internally developed content, such as our "Consumer Guides," our bi-weekly newsletter and a section devoted to recent news stories, as well as content licensed from third parties, such as the American Botanical Council. Members of our Medical Advisory Board write articles, columns and narratives for inclusion on our site, review and critique selected portions of our content, provide advice and guidance to our editorial staff and assist in developing our solution baskets. Medical Advisory Board members also assist us in preparing articles on new product or market developments, including responses to current media publicity regarding vitamins, supplements and minerals.

Marketing and Site Promotion

   Our marketing strategy is designed to strengthen the MotherNature.com brand name, increase traffic to the MotherNature.com store, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities.

   During 1999, our marketing efforts included a number of different elements, including traditional offline advertising, online advertising and other direct marketing initiatives, business incentive programs, and public relations campaigns. We believe that our offline advertising campaign, which was launched in March 1999 and included use of traditional media such as radio, print, outdoor, and, since September 1999, television, was successful in achieving our objectives. For example, our customer base grew substantially, from less than 7,000 new customers acquired during the first quarter of 1999 to almost 157,000 new customers acquired during the fourth quarter of 1999. At the same time, our customer acquisition costs, which includes the cost of media and promotional goods incurred during each period, fell from approximately $271 per customer in the first quarter of 1999 to approximately $71 per customer in the fourth quarter of 1999.

   Although we believe our offline advertising campaign was successful in increasing consumer awareness of our site, acquiring new customers, and generating sales revenues, we believe the campaign has accomplished our initial objectives and plan to limit our offline advertising in order to reduce marketing costs. In the future, we plan to focus our advertising efforts using what we believe are more cost-effective methods for customer acquisition, including online advertising, targeted e-mail solicitations and other direct marketing initiatives, and business incentive programs, as follows:

   Online advertising. Our online strategy involves selective advertising on the Web sites of major Internet content and service providers and targeted health-related Web sites. In addition, we have established an "affiliates program" which allows third parties to receive commissions for sales generated by customers that hyperlink to MotherNature.com from the third-party site.

   E-mail and other direct marketing. Our direct marketing includes the use of personalized and broadcast emails, such as our bi-weekly newsletter, our "Sunday Flyer", e-mail and regular postcards and special inducements. In addition, in connection with our agreement with Rodale, we selectively market to their database of more than 25 million customers who have demonstrated their interest in healthy living.

   Business incentive programs. We have established relationships with primary care physicians, alternative health providers, corporate health plans, HMOs and physician networks, wellness centers and health clubs to generate additional revenue opportunities through the promotion of VSM and other natural and healthy living product purchases and referrals to our Web site by providing them financial incentives. We believe that our relationships with these businesses and individuals will increase consumer traffic to our site, as well as provide additional sources of content and enhance the credibility of our site.

   Consistent with our strategy of developing business incentive programs, in October 1999 we entered into an alliance with Landmark Healthcare, Inc., a national health care company that provides alternative medicine programs and related services to health insurance companies, health maintenance organizations, corporations and individuals. Commencing in January 2000, Landmark began to offer its members the opportunity to participate in a new Landmark nutritional supplement program, which consists of co-branded, customized Web sites that display our content and offer for sale products that we make available on our own Web site and that we design, develop and host for Landmark and significant Landmark clients. Landmark promotes these customized sites and Landmark, its corporate clients and their individual members share in additional discounts on purchases of our products. At the end of each quarter during the term of the Agreement, we have agreed to pay Landmark a cash fee or, alternatively, issue three-year warrants to purchase our common stock, all based upon the number of new members and referring practitioners who participate in the joint program. Over the term of the agreement, the aggregate cash performance fees payable to Landmark will not exceed $6,000,000 or, alternatively, the number of shares underlying warrants issuable will not exceed 160,794 shares, with all warrants exercisable at a price per share equal to the fair market value of our common stock at the time of grant. Landmark has agreed not to enter into a similar arrangement with any other online or offline retailer, wholesaler or manufacturer of vitamins, supplements and minerals or other dietary supplements or natural products. Subject to Landmark's referral of minimum numbers of new customers, we have agreed not to enter into a similar arrangement with other specified complementary alternative medicine providers. Unless earlier terminated or renewed by the parties, the initial term of the agreement ends on December 31, 2003.

   We have also entered into alliances with a number of other organizations, including the American Association of Naturopathic Physicians, a professional association for naturopathic doctors which promotes the science-based comprehensive natural family healthcare system of naturopathic medicine and provides information and services to a network of over 1,200 professionals who specialize in the practice of complementary care.

Our Products

   Product sources. We purchase products from several distributors and manufacturers. We carry inventories of all of our private label products and selected, higher-turnover branded items and arrange rapid fulfillment from major distributors and manufacturers for the remainder of our product offerings. We market and distribute merchandise from national brands such as Natrol, Twinlab and NatureMade, and we also carry over 400 products under our own private label brand, MotherNature.com. Our private label products are manufactured primarily by Reliance Vitamin Company. To the extent available, our private label products are displayed first on any search list. In the twelve months ended December 31, 1999, no one national brand accounted for more than 8% of sales. During the same period, sales of MotherNature.com branded products accounted for 38% of sales. However, we expect that sales of MotherNature.com branded products may vary significantly as a percentage of sales in future periods as a result of continuing changes in the nature of promotions offered on our private label brand and other national brands.

   Product and service offering expansion. Throughout 1999 we expanded our product and service offerings to address the broader natural products market. New product and service offerings included a pet supplies category, a home and fashion category and a private label line of organic coffees and soaps. We intend to expand our existing product and service offerings to include the following: bottled spices, organic perfume, packaged dried fruits, nuts, seeds, grains and beans and an overall expansion to our Nature's Grocery department.

Our Relationship with Rodale

   In September 1999, we entered into a strategic relationship with Rodale which provides us with access to a wealth of healthy living content to add to our site as well as access to Rodale's expansive database of over 25 million customers. We believe this relationship significantly increases the quality and depth of our Web site's content by enabling us to include Rodale's books on vitamins, supplements, minerals, natural healing, alternative medicine, home health and cooking. Rodale has agreed not to license this content to our competitors' Web sites for a period of five years after the content first appears on our Web site. Our agreement with Rodale extends for a period of ten years with respect to our right to include existing and future Rodale books on our site. We also are able to publish the "Supplement News" and "Alternative Medicine News" columns of Rodale's well-known Prevention magazine on our site. In addition, MotherNature.com and Rodale agreed to undertake cross-marketing activities that promote each other's businesses. For instance, we sell certain Rodale books and receive access to Rodale's database of over 25 million customers and are able to include promotional materials in Prevention and other Rodale customer mailings. We believe these activities, and specifically our access to Rodale's database of customers, provide us with the opportunity to attract consumers who are particularly interested in natural and healthy living to our site.

   In connection with this relationship, we issued to Rodale 974,044 shares of our common stock and agreed to use our best efforts to secure the nomination of a representative of Rodale to our board of directors for so long as Rodale owns at least 4% of our common stock. In December 1999, Placido Corpora, President of Rodale's Book Division and Managing Director of Rodale's Interactive Division, was appointed as a director of MotherNature.com. As part of the relationship, both we and Rodale agreed to certain exclusivity provisions that will limit our ability to sell print books or print magazines and will preclude Rodale from selling vitamins, supplements, minerals, drugstore or certain other natural and healthy living products.

Customer Support

   We believe that a high level of customer service and support is critical to retaining and expanding our customer base. Our customer service representatives are currently available from 8 a.m. to 11 p.m. Eastern time, Monday through Friday, and from 9 a.m. to 7:30 p.m. Eastern time on Saturday, to provide customer assistance by e-mail or telephone. Our customer service representatives handle questions about orders and how to navigate our Web site and assist customers in finding desired products. In addition, we provide each customer with automated e-mail order verification, back-order processing and shipping confirmation. We provide pre- and post-sales support by e-mail, facsimile and toll-free telephone service. Upon ordering for the first time, each customer receives a password-accessible personal account which allows the customer to view current order status and prior order contents and to select past orders for one-click reorders.

Order Fulfillment

   Our order fulfillment center is housed in an approximately 25,000 square-foot facility in Springfield, Massachusetts. This fulfillment center operates five days per week. All product receiving, warehousing and pick, pack and ship operations are housed in this facility. We currently stock approximately 11,800 products, including approximately 300 private label products. All items that are in-stock are noted as being "in-stock" on our Web site and are available for same day shipment if the order is received prior to 3:00 p.m. EST. Orders for products not in our warehouse are usually available for shipment within 24 to 72 hours, and these items are ordered from suppliers at least once per day. Customers are not charged for their orders until the ordered product is shipped. Orders are shipped to locations worldwide by major carriers including the U.S. Postal Service, UPS, and DHL.

   Order processing, inventory management, shipping and billing are primarily handled by our proprietary system. We are in the process of converting from our proprietary system to a system licensed from a third-party vendor, Yantra Corporation, located in Acton, Massachusetts. When this conversion is completed, the Yantra system, plus other third-party software modules, is expected to handle order-to-fulfillment processing, including purchase orders, receiving, inventory management, shipping and billing is expected to be fully integrated with our front end, or the portion of our Web site technology that handles user interface, product search, ordering, order tracking and customer communications.

Technology and Systems

   We have implemented a broad array of Web site management, search engine, customer support, order processing and order fulfillment systems using a combination of commercially available, licensed technologies and selected proprietary technologies. The front end of our Web site is built on industry standard technologies, including Compaq multiprocessor servers, the Microsoft Windows NT operating system, Microsoft Internet Information Server and a robust Oracle database. These technologies are integrated using a variety of proprietary computer programs, the majority of which are written in HTML, Javascript and Microsoft Active Server Pages. These programs handle user interface, product search, ordering, order tracking and customer communications.

   The current Web site front end can be scaled to handle increases in traffic and usage. Further, in response to capacity concerns and site development needs, we recently increased from one to seven the number of servers that run our Web site and are in the process of configuring these servers in a manner to handle additional traffic to our site. We intend to continue to invest in technologies that will enable us to handle growth in traffic, advancements in site infrastructure, data replication and speed of our overall site. We are in the process of implementing several new systems, including tools for providing enhanced personalization of the front end in response to consumer demographics and shopping preferences.

   The continued, uninterrupted operation of our Web site and transaction-processing systems is essential to our business, and we employ a group of systems administrators to monitor and manage our Web site, network operations and transaction-processing systems to ensure their continued operation and reliability. In addition, the system includes redundant hardware on critical components and can survive a variety of failures with minimal or no downtime.

   We subcontract the hosting of our servers to NaviSite, Inc., an Internet service provider. NaviSite provides Internet connections to multiple Internet access points, a secure physical environment, climate control, redundant power and 24 hours a day, seven days a week monitoring services. NaviSite currently hosts several of our servers in its Andover, Massachusetts data center. NaviSite has adequate capacity for expansion in its Massachusetts facility to support our growth. NaviSite currently provides us connections to the Internet for our servers. NaviSite has multiple connections to the Internet through separate high bandwidth service providers, and these connections can be expanded as necessary to handle the traffic and demands of our site. We are in the process of expanding the hosting of our services into additional facilities to provide additional support for our site in the event of a disaster at one facility.

Competition

   The electronic commerce industry is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch Web sites at a relatively low cost. In addition, the vitamins, supplements, minerals and natural and healthy living products market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.

   We believe that the principal competitive factors in our market are:

  . brand recognition and trust-worthiness;

  . ability to attract and retain customers;

  . breadth of product selection;

  . product pricing;

  . availability of educational and authoritative information; and

  . quality and responsiveness of customer service.

   We believe that we compete favorably on these factors. However, we will have no control over how successful our competitors are in addressing these factors. In addition, with little difficulty, our online competitors can duplicate many of the products, services or content offered on our site.

   Our competitors can be divided into several groups including:

  . traditional vitamins, supplements, minerals and natural and healthy living products retailers, including General Nutrition Centers and Vitamin Shoppe;

  . the online retail initiatives of several traditional vitamins, supplements, minerals and natural and healthy living products retailers, including VitaminShoppe.com and Vitamins.com;

  . online retailers of pharmaceutical and other health-related products that also carry vitamins, supplements, minerals and natural and healthy living products, including Drugstore.com, PlanetRx.com, More.com, SelfCare and CVS.com;

  . independent online retailers specializing in vitamins, supplements, minerals and natural and healthy living products, including
    HealthShop.com, eNutrition, allherb.com, vitamins.net, HealthQuick and Vitanet;

  . mail-order and catalog retailers of vitamins, supplements, minerals and natural and healthy living products, including NBTY, Amrion, Rexall Sundown and Vitamin Shoppe, some of which have already developed online retail outlets; and

  . direct sales organizations, retail drugstore chains, health and natural food store merchants, mass market retail chains and various manufacturers of natural products.

   Many of our current and potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. Additionally, industry consolidation may increase competition. For example, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the Internet and other electronic services increases. Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than we do. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.

Regulatory Environment

   Government regulation of our products. The manufacturing, processing, formulating, packaging, labeling and advertising of the products we sell are or may be subject to regulation by one or more federal agencies, including the FDA, the FTC, the United States Department of Agriculture and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

   The FDA, in particular, regulates the formulation, manufacture, labeling and distribution of foods, including dietary supplements, cosmetics and over-the-counter or homeopathic drugs. Under the Federal Food, Drug, and Cosmetic Act, the FDA may undertake enforcement actions against companies marketing unapproved drugs, or "adulterated" or "misbranded" products. The remedies available to the FDA include: criminal prosecution; an injunction to stop the sale of a company's products; seizure of products; adverse publicity; and "voluntary" recalls and labeling changes.

   FDA regulations require that certain informational labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. Specifically, the Food, Drug, and Cosmetic Act requires that food, including dietary supplements, drugs and cosmetics, not be "misbranded." A product may be deemed an unapproved drug and "misbranded" if it bears improper claims or improper labeling. The FDA has indicated that promotional statements made about dietary supplements on a company's Web site may constitute "labeling" for purposes of compliance with the provisions of the Food, Drug, and Cosmetic Act. A manufacturer or distributor of dietary supplements must notify the FDA when it markets a product with labeling claims that the product has an effect on the structure or function of the body. Noncompliance with the Food, Drug, and Cosmetic Act, and recently enacted amendments to that Act discussed below, could result in enforcement action by the FDA.

   The Food, Drug, and Cosmetic Act has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994. The Dietary Supplement Health and Education Act created a new statutory framework governing the definition, regulation and labeling of dietary supplements. With respect to definition, the Dietary Supplement Health and Education Act created a new class of dietary supplements, consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under the Dietary Supplement Health and Education Act, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. In contrast, a new dietary ingredient, i.e., one not on the market before October 15, 1994, requires proof that it has been used as an article of food without being chemically altered or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Retailers, in addition to dietary supplement manufacturers, are responsible for ensuring that the products they market for sale comply with these regulations. Noncompliance could result in enforcement action by the FDA, an injunction prohibiting the sale of products deemed to be noncompliant, the seizure of such products and criminal prosecution.

   The FDA has indicated that claims or statements made on a company's Web site about dietary supplements may constitute "labeling" and thus be subject to regulation by the FDA. With respect to labeling, the Dietary Supplement Health and Education Act amends, for dietary supplements, the Nutrition Labeling and Education Act by providing that "statements of nutritional support," also referred to as "structure/function claims," may be used in dietary supplement labeling without FDA pre-approval, provided certain requirements are met. These statements may describe how particular dietary ingredients affect the structure or function of the body, or the mechanism of action by which a dietary ingredient may affect body structure or function, but may not state a drug claim, i.e., a claim that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease. A company making a "statement of nutritional support" must possess substantiating evidence for the statement, disclose on the label that the FDA has not reviewed the statement and that the product is not intended for use for a disease and notify the FDA of the statement within 30 days after its initial use. It is possible that the statements presented in connection with product descriptions on our site may be determined by the FDA to be drug claims rather than acceptable statements of nutritional support. In addition, some of our suppliers may incorporate objectionable statements directly in their product names or on their products' labels, or otherwise fail to comply with applicable manufacturing, labeling and registration requirements for over-the-counter or homeopathic drugs or dietary supplements. As a result, we may have to remove objectionable statements or products from our site or modify these statements, or product names or labels, in order to comply with FDA regulations. Such changes could interfere with our marketing of products and could cause us to incur significant additional expenses.

   In addition, the Dietary Supplement Health and Education Act allows the dissemination of "third party literature" in connection with the sale of dietary supplements to consumers at retail if the publication meets statutory requirements. Under the Dietary Supplement Health and Education Act, "third party literature" may be distributed if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is promoted, a balanced view of available scientific information on the subject matter is presented and there is physical separation from dietary supplements in stores. The extent to which this provision may be used by online retailers is not yet clear, and we cannot assure you that all pieces of "third party literature" that may be disseminated in connection with the products we offer for sale will be determined to be lawful by the FDA. Any such failure could render the involved product an unapproved drug or a "misbranded" product, potentially subjecting us to enforcement action by the FDA, and could require the removal of the noncompliant literature from our Web site or the modification of our selling methods, interfering with our continued marketing of that product and causing us to incur significant additional expenses.

   Given the fact that the Dietary Supplement Health and Education Act was enacted only five years ago, the FDA's regulatory policy and enforcement positions on certain aspects of the new law are still evolving. Moreover, ongoing and future litigation between dietary supplement companies and the FDA will likely further refine the legal interpretations of the Dietary Supplement Health and Education Act. As a result, the regulatory status of certain types of dietary supplement products, as well as the nature and extent of permissible claims will remain unclear for the foreseeable future. Two areas in particular that pose potential regulatory risk are the limits on claims implying some benefit or relationship with a disease or related condition and the application of the physical separation requirement for "third party literature" as applied to Internet sales.

   The FDA currently proposes to regulate the sale of non-prescription products containing ephedra, a natural product that contains a small percentage of the ephedrine alkaloids that are used in some prescription and over-the-counter stimulants and antihistamines. Approximately 2% of our 1999 revenues were derived from products that contain ephedra. We do not believe that a complete loss of sales of these products or further restrictions in jurisdictions in which these products may be sold would materially impair our operating results or financial condition.

   In addition to the regulatory scheme under the Food, Drug and Cosmetic Act, the advertising and promotion of dietary supplements, foods, over-the-counter drugs and cosmetics is subject to scrutiny by the FTC. The Federal Trade Commission Act prohibits "unfair or deceptive" advertising or marketing practices, and the FTC has pursued numerous food and dietary supplement manufacturers and retailers for deceptive advertising or failure to substantiate promotional claims, including, in many instances, claims made via the Internet. The FTC has the power to seek administrative or judicial relief prohibiting a wide variety of claims, to enjoin future advertising, to seek redress or restitution payments and to seek a consent order and seek monetary penalties for the violation of a consent order. In general, existing laws and regulations apply fully to transactions and other activity on the Internet. The FTC is in the process of reviewing its policies regarding the applicability of its rules and its consumer protection guides to the Internet and other electronic media. The FTC has already undertaken a new monitoring and enforcement initiative, "Operation Cure-All," targeting allegedly bogus health claims for products and treatments offered for sale on the Internet.

   Many states impose their own labeling or safety requirements that differ from or add to existing federal requirements. For example, the State of California and the National Resources Defense Council filed lawsuits against a large number of manufacturers of dietary supplements containing calcium, claiming that naturally-occurring lead levels in these supplements exceed acceptable levels under California law. Although this lawsuit has since been settled by the parties involved, we cannot assure you that we will not be the subject of future claims asserted by the State of California or private parties or that any such claim might not result in significant additional expenses. Also, we cannot assure you that other states will not enact legislation similar to that enacted by the State of California or that such legislation will not extend to any of the other products that we offer for sale.

   In addition, states enforce their own advertising or unfair and deceptive trade practices statutes, and the vast majority authorize private rights of action. For example, many state and federal agencies, including state attorneys general, also have adopted Internet policies and have established dedicated units or task forces for investigating possible violations of law on the Internet.

   State medical, pharmacy or dietician licensing bodies may also have regulations or policies that could interfere with our ability to market our products or services. International regulatory or customs authorities may also limit our ability to market our products and services to consumers outside the United States. Additional federal, state, local or international laws or regulations may also affect our ability to market certain products or services, such as "organic" foods, insect repellents, pet foods and other items.

   We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. Although the regulation of dietary supplements is less restrictive than that of drugs and food additives, we cannot assure you that the current statutory scheme and regulations applicable to dietary supplements will remain less restrictive. Further, we cannot assure you that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated or enforcement policies are adopted, we are or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting our business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to our business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

   Government regulation of the Internet. In general, existing laws and regulations apply to transactions and other activity on the Internet; however, the precise applicability of these laws and regulations to the Internet is sometimes uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and, as a result, do not contemplate or address the unique issues of the Internet or electronic commerce. Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes on the Internet. Additionally, due to the increasing use of the Internet as a medium for commerce and communication, it is possible that new laws and regulations may be enacted with respect to the Internet and electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the Internet may impair the growth of Internet use and result in a decline in our sales.

   We have adopted a privacy policy that sets forth our policies regarding our use of personal user information and have posted this policy on our site. It is possible, however, that federal or state legislation may be enacted governing user privacy, use of personal user information and privacy policy requirements. In fact, several states have recently proposed legislation that would limit the uses of personal user information gathered online and require the establishment of privacy policies. While we have implemented programs designed to enhance the protection of the privacy of our users, including children, we cannot assure you that such programs will conform with any regulations that may be established. We may become subject to such an investigation, or the FTC's regulatory and enforcement efforts may adversely affect the ability to collect demographic and personal information from users, which could impair our ability to provide highly targeted opportunities for advertisers and e-commerce marketers.

   It is also possible that "cookies" may become subject to laws limiting or prohibiting their use. The term "cookies" refers to information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, which is used to track demographic information and to target advertising. Although some companies refuse to use cookies, we use them for a variety of reasons, including the collection of data derived from the user's Internet activity. We use this data to better target our sales and marketing efforts to our current and prospective customer base. Certain currently available Internet browsers allow users to modify their browser settings to remove cookies at any time or prevent cookies from being stored on their hard drives. In addition, a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on or elimination of the use of cookies could restrict the effectiveness of our targeting of advertisements, which could prevent our business from growing or expose us to unanticipated liabilities.

   Planned features of our Web site include the retention of personal information about our users which we obtain with their consent. We have a stringent privacy policy covering this information. However, if third parties were able to penetrate our network security and gain access to, or otherwise misappropriate, our users' personal information, we could be subject to liability. Such liability could include claims for misuses of personal information, such as for unauthorized marketing purposes or unauthorized use of credit cards. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant financial resources. Moreover, to the extent any of the data constitute or are deemed to constitute patient health records, a breach of privacy could violate federal law.

   The European Union has adopted a directive that imposes restrictions on the collection and use of personal data. Under the European Union directive, European Union citizens are guaranteed certain rights, including the right of access to their data, the right to know where the data originated, the right to have inaccurate data rectified, the right to recourse in the event of unlawful processing and the right to withhold permission to use their data for direct marketing.

   The European Union directive could, among other things, affect U.S. companies that collect information over the Internet from individuals in European Union member countries, and may impose restrictions that are more stringent than current Internet privacy standards in the United States. In particular, companies with offices located in European Union countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. The European Union directive does not, however, define what standards of privacy are adequate, and efforts by the U.S. government to negotiate "safe harbors" principles defining how U.S. companies can comply with the E.U. directive have not yet culminated in an agreement. As a result, we cannot assure you that the European Union directive will not impair the activities of entities such as our company that engage in data collection from users in European Union member countries.

   A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and certain states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on new state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from such activities.

Intellectual Property

   We regard the protection of our copyrights, service marks, trademarks, trade dress, which is the appearance and packaging of our products, and trade secrets as critical to our future success and rely on a combination of copyright, trademark, service mark and trade secret laws, license agreements and contractual restrictions to establish and protect our proprietary rights in our site architecture and technology, products, content and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors in order to limit disclosure of our proprietary information and to protect our ownership interest in our site architecture and technology. We cannot assure you that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies. Moreover, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

   We pursue the registration of our trademarks and service marks in the U.S. and internationally; however, we cannot assure you that we will be successful in obtaining the registration of our marks. We have applied for trademarks or service marks on the following terms and images: "MotherNature.com" combined with the MotherNature.com logo displayed on our Web site and other materials, the MotherNature.com logo, "Go Ask Mother@" and "Your Healthy Living Headquarters." "Natural products, healthy advice" is also one of our trademarks. We also have rights to the domain names "MotherNature.com," "naturalmarkets.com," "naturalmarkets.net" and "naturalmarket.net."

   We rely on content that we license from third parties, including our Encyclopedia of Natural Health, which is licensed from Healthnotes, Inc., excerpts from books that are published by Rodale, and portions of our Web site that have been developed under license agreements with third-party contractors. We cannot assure you that these third-party content licenses and contractor arrangements will continue to be available to us on commercially reasonable terms. Moreover, the loss of such content licenses could require us to develop similar content internally or could require us to obtain content that is of lower quality or at a higher cost.

   We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of the MotherNature.com brand is maintained by such licensees, we cannot assure you that such licensees will not take actions that might result in a decrease in the value of our proprietary rights.

Employees

   As of December 31, 1999, we had 190 employees. We also hire a limited number of independent contractors and temporary employees on a periodic basis. None of our employees is represented by a labor union, and we consider our employee relations to be good.

ITEM 2. PROPERTIES

   We currently lease approximately 10,000 square feet of office space in Concord, Massachusetts, which houses our corporate headquarters. We also lease approximately 25,000 square feet of mixed-use space in Springfield, Massachusetts which houses our fulfillment operation. Additionally, we lease approximately 5,000 square feet of office space in Acton, Massachusetts which we use for customer support and administrative functions. We also lease approximately 48,000 square feet of office space in Maynard, Massachusetts. Consistent with our plans to limit our growth in operating expenses, we plan to sublet this space. We believe that these facilities are adequate for our current operations and that additional leased space can be obtained as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

   On June 30, 1999, a civil complaint was filed as Ross A. Love v. MotherNature.com, Inc., Mother Nature's General Store, Inc. and Michael Barach, individually, in the Superior Court of Suffolk County, Massachusetts, Case No. 99-3087C. An amended complaint was filed on August 19, 1999 as Ross A. Love v. MotherNature.com, Inc. and Michael Barach, individually. In the lawsuit, the plaintiff, a founder and former officer and director of the Company, alleges cause of action including economic duress and breach of fiduciary duty. Mr. Love, among other things, alleges that he was compelled under economic duress to sign an agreement in connection with his termination of employment. In addition, Mr. Love claims that we breached our fiduciary duty to him as a stockholder by allegedly failing to provide him with certain information in connection with our May 1999 preferred stock financing. On or about February 10, 2000, Mr. Love stipulated to the dismissal without prejudice of all claims seeking damages resulting from Mr. Love's lack of participation in the May 1999 preferred stock financing and the dismissal without prejudice of certain claims asserted against Michael Barach, individually. Mr. Love seeks recovery of actual damages which he alleges to be in excess of $100,000,000. We believe that the remaining claims made by Mr. Love are without merit and intend to defend this lawsuit vigorously.

   From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

Market Information

   Our common stock began trading on the Nasdaq National Market on December 10, 1999 under the symbol "MTHR." The following table sets forth, for the periods indicated, the high and low sale prices since the common stock commenced public trading.

                                                                  High    Low
                                                                 ------- ------
Year ended December 31, 1999
  Fourth Quarter................................................ $14.563 $7.188

Stockholders

   As of February 29, 2000, there were 95 stockholders of record of the common stock, although we believe the number of beneficial owners is greater than 2,000.

Dividends

   We have not paid any cash dividends to our stockholders since our inception, and we do not plan to declare cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the operation and development of our business.

Use of Proceeds

   Our registration statement on Form S-1 (SEC File No. 333-85139) under the Securities Act of 1933, as amended, for our initial public offering became effective on December 9, 1999. The managing underwriters were Bear, Stearns & Co., Inc., Hambrecht & Quist, and Wit Capital Corporation. Of 4,100,000 shares of common stock offered, all shares were sold by us and no shares were included by selling security holders. The initial public offering closed on December 15, 1999. The aggregate offering price of our initial public offering was approximately $53.3 million with proceeds to us, after deducting offering expenses of $4.9 million, of $48.4 million. Through December 31, 1999 we have used approximately $4.2 million of the net offering proceeds for investments in our Web site and general corporate purposes, including working capital and offline advertising expenditures. We have not used any of the net offering proceeds for construction of plant, building or facilities, purchases of real estate, acquisition of other businesses or repayment of indebtedness. None of the net offering proceeds were paid directly or indirectly to our directors, officers or their associates, persons owning 10% or more of any class of our securities or of our affiliates. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the registration statement.

Sales of Unregistered Securities During the Fiscal Year

   During the fiscal year ended December 31, 1999, we issued the following securities that were not registered under the Securities Act of 1999, as amended:

 (a) Issuances of Capital Stock

   In January 1999, we issued and sold 3,069,250 shares of series B-1 preferred stock at a price per share of $0.5213 to one investor.

   In May 1999, we issued and sold 18,409,629 shares of series C preferred stock at a price per share of $2.2787 to 16 accredited investors. Deutsche Bank Alex. Brown (formerly BT Alex. Brown Incorporated), served as placement agent for this offering. As consideration for its services, we paid Deutsche Bank Alex. Brown $750,000 and issued warrants to Deutsche Bank Alex. Brown to purchase 18,376 shares of our common stock as described in (b) below. Pursuant to antidilution adjustments, an additional 6,320 shares of common stock were issuable under the warrant.

   In September 1999, we issued and sold 974,044 shares of common stock to Rodale Inc., a qualified institutional buyer. In exchange for the shares, Rodale agreed to provide us with rights to the electronic versions of certain of its publications and certain joint marketing activities in accordance with a Content License and Marketing Agreement. Based upon the value of the assets received, the aggregate value of the shares at the close of the transaction was approximately $16.8 million or $17.23 per share.

   No underwriters were used in the foregoing transactions. All sales of securities described above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering.

 (b) Issuances of Warrants.


   In May 1999, we issued a warrant to Deutsche Bank Alex. Brown (formerly BT Alex. Brown Incorporated) to purchase an aggregate of 18,376 shares of our common stock at an exercise price per share of $16.38 in consideration of Deutsche Bank Alex. Brown's services as the placement agent for the shares of series C preferred stock offered in May 1999 as described in (a) above. Pursuant to antidilution adjustments, an additional 6,320 shares of common stock will be issuable under the warrant.

   In June 1999, we issued a warrant to one investor to purchase up to an aggregate of 804 shares of our common stock at an exercise price per share of $18.65 in consideration for entering into a real estate lease with us.

   No underwriters were used in the foregoing transactions. All sales of securities described above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering.

 (c) Grants and Exercises of Stock Options.

   During 1999, we granted stock options under our 1998 Stock Plan to purchase 708,254 shares of our common stock (net of cancellations) to employees and consultants at exercise prices ranging from $2.99 to $22.39 per share. From January 1, 1999 through December 31, 1999, 296,408 shares of common stock were issued upon the exercise of certain of these stock options. In issuing these securities, we relied on an exemption from registration pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following table sets forth our selected consolidated financial data for the periods indicated. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

                                          Years Ended December 31,
                                 ----------------------------------------------
                                   1996      1997        1998          1999
                                 --------  ---------  -----------  ------------
Statement of Operations Data:
Net sales......................  $ 21,489  $ 193,064  $   476,549  $  5,768,524
Cost of sales..................    10,681     71,484      417,998     5,291,683
                                 --------  ---------  -----------  ------------
  Gross profit.................    10,808    121,580       58,551       476,841
Operating expenses:
 Selling and marketing.........     3,564     98,137    3,001,483    41,412,481
 Product development...........       --         --     2,135,570     6,420,796
 General and administrative....    87,925    174,725    1,998,408     7,547,020
                                 --------  ---------  -----------  ------------
  Total operating expenses.....    91,489    272,862    7,135,461    55,380,297
                                 --------  ---------  -----------  ------------
Operating loss.................   (80,681)  (151,282)  (7,076,910)  (54,903,456)
  Interest income (expense),
   net.........................       --      (8,250)      64,481       734,239
                                 --------  ---------  -----------  ------------
Net loss.......................   (80,681)  (159,532)  (7,012,429)  (54,169,217)
  Preferred stock dividend.....       --         --           --     (4,938,557)
                                 --------  ---------  -----------  ------------
Net loss--Common shareholders..  $(80,681) $(159,532) $(7,012,429) $(59,107,774)
                                 ========  =========  ===========  ============
Basic and diluted net loss per
 common share..................  $  (0.19) $   (0.25) $    (10.43) $     (31.48)
                                 ========  =========  ===========  ============
Shares used to compute basic
 and diluted net loss per
 common share(1)...............   430,474    650,607      672,289     1,877,880
                                 ========  =========  ===========  ============
Pro forma basic and diluted net
 loss per common share.........                                    $      (6.30)
                                                                   ============
Shares used to compute pro
 forma basic and diluted net
 loss per common share(1)......                                       9,380,712
                                                December 31,
                                 ----------------------------------------------
                                   1996      1997        1998          1999
                                 --------  ---------  -----------  ------------
Balance Sheet Data:
Cash and cash equivalents......  $  1,051  $   4,241  $11,243,943  $ 44,151,502
Working capital (deficit)......    (3,844)   (65,439)  12,193,907    48,759,011
Total assets...................     7,195     90,306   13,461,613    71,373,826
Long-term debt, net of current
 portion.......................     6,507     74,930       21,091       226,503
Convertible preferred stock....       --         --       463,354           --
Common stock...................       --         --         6,856       151,182
Total shareholders'
 equity/(deficit)..............    (5,481)   (91,900)  12,579,472    65,696,090

--------
(1) See Note 1 of Notes to Financial Statements for an explanation of the method employed to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

   The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995,
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions that predict or indicate future events or trends, and that do not relate to historical matters, identify forward-looking statements. Such statements involve risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Overview

   We are an online retail store and information source for vitamins, supplements, minerals and other natural and healthy living products. By offering approximately 14,000 products on our site, we provide one-stop shopping for customers, 24 hours a day, seven days a week. Our online store, www.mothernature.com, offers educational and authoritative information, broad product selection, a high level of customer service, competitive pricing and easy-to-use navigation and search capabilities. We have continued to focus on building our organization, developing our technology infrastructure, further developing and upgrading our Web site, increasing customer traffic and sales, expanding our product assortment, promoting our brand and enhancing our fulfillment and customer service operations. Throughout 1999, we invested in an aggressive, offline advertising campaign, supplemented by online advertising and other direct marketing initiatives, business incentive programs and public relations campaigns. Although we believe our offline advertising campaign was successful in increasing consumer awareness of our site, acquiring new customers and generating sales revenues, we believe the campaign has accomplished our intial objectives and plan to limit our offline advertising in order to reduce marketing costs. In the future, we plan to focus our advertising efforts using what we believe are more cost-effective methods for customer acquisition, including online advertising, targeted e-mail solicitations and other direct marketing initiatives, and business incentive programs.
  The success of these efforts has been demonstrated by our growth in quarterly revenues, which have increased from $105,000 in the fourth quarter of 1998, to $251,000 in the first quarter of 1999, to $704,000 in the second quarter of 1999, to $1.6 million in the third quarter of 1999 to $3.2 million in the fourth quarter of 1999. In order to manage the increase in our site traffic and revenues, we have expanded and continue to upgrade our site, order fulfillment operations and organizational infrastructure. This expansion to date includes enhancing the features and functions on our site, adding server and database capacity, building our internally developed order fulfillment and logistics system, moving our order fulfillment center to a 25,000 square foot facility in Springfield, Massachusetts and adding to our management and employee team, which totaled 190 employees as of December 31, 1999. Despite the growth in our revenues, we continue to incur significant net losses. We have not achieved profitability and expect to incur operating losses for the foreseeable future.

   We intend to build upon our retail business strengths, including our knowledge of the natural products industry, memorable brand name, wealth of content, broad product assortment and warehousing and customer service capabilities, to:

  .  offer a broad selection of natural, earth-friendly products;

  . operate as a solution-based retailer and wholesaler by integrating content and commercial capabilities;

  .  own our fulfillment and customer service operations; and

  . expand our business beyond the retail market to address the needs of natural and healthy living product retailers and manufacturers.

   We recognize revenue at the time of shipment. Cash is generally collected in less than a week as substantially all of our sales are paid for by credit card. Advertising expenditures are expensed as incurred.

Results of Operations

 Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

   Net Sales. Net sales consist of product sales to customers net of product returns, promotional discounts and coupons, and include shipping and handling charges. Net sales increased 1,110% to $5.8 million for the year ended December 31, 1999 from $477,000 for the year ended December 31, 1998. This increase was attributable primarily to volume increases, which were a result of the significant growth of our customer base, an increase in repeat purchases from our existing customers and the introduction of new product lines. We believe that the increase in our customer base was primarily attributable to our offline marketing strategy.

   Cost of Sales. Cost of sales consists primarily of the costs of merchandise, including outbound shipping costs. Cost of sales does not include the cost of products associated with promotional discounts and coupons used for new customer purchases, which are included in selling and marketing expense, but does include shipping costs in connection with such products. Cost of sales increased to $5.3 million for the year ended December 31, 1999 from $418,000 for the year ended December 31, 1998. This increase was attributable primarily to our increased sales volume. Our gross margin decreased to 8.3% of net sales for the year ended December 31, 1999 from 12.3% of net sales for the year ended December 31, 1998. This decrease was due to a number of factors, including increased sales discounts and various price markdowns or "clearance sale" promotions which resulted in lower realized selling prices, as well as higher than expected freight costs, which we incurred to maintain our high level of customer service. Gross margins are expected to rise in the future as the effect of a smaller proportion of revenues derived from higher margin private label products is offset by additional margins from greater volume discounts on product purchases and direct sourcing of product from manufacturers.

   Selling and Marketing Expense. Selling and marketing expense consists primarily of advertising and promotional expenditures, including the cost of products associated with promotional discounts and coupons used for new customer purchases, Web content expenditures, fulfillment facility and customer service expenses and payroll and related expenses for personnel engaged in marketing, content, order fulfillment and customer service operations. Selling and marketing expenses increased to $41.4 million for the year ended December 31, 1999 from $3.0 million for the year ended December 31, 1998. This increase was attributable primarily to expenditures related to our offline and online advertising and promotional strategy, and product expenditures related to promotional discounts offered to attract new customers. These amounts were $30.6 million for the year ended December 31, 1999 compared to $1.9 million for the year ended December 31, 1998. For the year ended December 31, 1999, we incurred a non-cash charge of approximately $2.2 million related to the amortization of intangible assets acquired by Rodale. We will incur a non-cash charge of approximately $6.2 million in fiscal year 2000 relating to this amortization. Thereafter, the non-cash charge per month relating to such amortization will decline over the ten year term of the agreement. We expect selling and marketing expense to decrease in future periods as we reduce our advertising expenditures by limiting offline advertising and focusing on what we believe are more cost-effective advertising methods such as online advertising, direct e-mail solicitations and our business incentive programs.

   Product Development Expense. Product development expense consists primarily of payroll and related expenses for merchandising, Web site development, Web design and information technology personnel and related infrastructure. Product development expenses increased to $6.4 million for the year ended December 31, 1999 from $2.1 million for the year ended December 31, 1998. This increase was attributable primarily to associated costs related to enhancing the features, design and functionality of our online store and increasing the capacity of our transaction-processing systems. We believe that continued investment in product development is critical to attaining our strategic objectives and, therefore, we expect product development expense to increase in future periods.

   General and Administrative Expense. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, recruiting, depreciation and other general corporate expenses. General and administrative expenses increased to $7.5 million for the year ended December 31, 1999 from $2.0 million for the year ended December 31, 1998. This increase was attributable primarily to increases in both executive and administrative personnel, office expenses associated with such personnel, depreciation and compensation expense related to employee stock options. We will incur an additional non-cash compensation expense of approximately $1.9 million related to employee stock options as they continue to vest through November 2003. We expect general and administrative expenses will increase in future periods in connection with the growth of our business.

   Interest Income. Interest income consists of income earned on our cash balances in money market accounts. Interest income increased to $942,000 for the year ended December 31, 1999 from $110,000 for the year ended December 31, 1998. This increase was attributable primarily to earnings on higher average cash and cash equivalent balances during the year ended December 31, 1999.

   Interest expense. Interest expense consists of expenses attributable to capital lease obligations, commitment fees, warrant financing and original issue discount related to notes payable. Interest expense increased to $208,000 for the year ended December 31, 1999 from $46,000 for the year ended December 31, 1998.

   Provision for Income Taxes. We have had net operating losses for every period through December 31, 1999. We may not be able to utilize all or any of these tax loss carry-forwards as a result of our initial public offering and prior financings. We have not recognized a provision for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, and we have placed a valuation allowance against our net deferred tax assets.

   Preferred Stock Dividend. We issued 379,889 additional shares of common stock to our Series C Preferred stockholders as an inducement to convert their shares at the consummation of our initial public offering. The value of these shares, approximately $4.9 million, was treated similarly as a special dividend to the Series C preferred stockholders paid in December 1999 and accounted for within stockholders' equity through the accumulated deficit and additional paid-in capital accounts.

   Net Loss. As a result of the foregoing factors, we incurred a net loss to common shareholders of $59.1 million for the year ended December 31, 1999 as compared to $7.0 million for the year ended December 31, 1998.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Net Sales. Net sales increased 147% to $477,000 in fiscal 1998 from $193,000 in fiscal 1997. This increase was attributable primarily to volume increases which were a result of both the significant growth in our customer base and repeat purchases from existing customers.

   Cost of Sales. Cost of sales increased 485% to $418,000 in fiscal 1998 from $71,000 in fiscal 1997. This increase was attributable primarily to our increased sales volume and a shift in our product mix toward lower margin products. In the fourth quarter of 1998, we recorded a charge of approximately $73,000 related to our reserve for obsolete and slow-moving inventory items. As a result of these factors and the malfunctions of our information system, whereby lower prices were charged in error, our gross margin decreased to 12% of net sales in fiscal 1998 from 63% of net sales in fiscal 1997.

   Selling and Marketing Expense. Selling and marketing expense increased to $3.0 million in fiscal 1998 from $98,000 in fiscal 1997. This increase was attributable primarily to $1.9 million incurred in 1998 for online advertising and an increase in staffing and associated costs, as we hired our Vice President, Brand Marketing and directors of distribution and online marketing, as well as several other employees needed to implement our marketing strategy.

   Product Development Expense. Product development expense increased to $2.1 million in fiscal 1998 from $0 in fiscal 1997. This increase was attributable primarily to $830,000 incurred for professional consulting services, $750,000 for the purchase of a developed natural products database and Web site and an increase in staffing and associated costs, as we hired our Chief Technology Officer, Executive Producer and directors and managers of content and technology.

   General and Administrative Expense. General and administrative expense increased to $2.0 million in fiscal 1998 from $175,000 in fiscal 1997. This increase was attributable primarily to expenditures incurred related to the growth of our business, including recruiting and professional fees as well as an increase in staffing and associated costs, as we hired our Chief Executive Officer and Chief Financial Officer, and an increase in compensation expense of approximately $402,000 related to employee stock options.

   Interest Income. Interest income consists of income earned on our cash balances in money market accounts. Interest income increased to $110,000 for the year ended December 31, 1998 from $0 for the year ended December 31, 1997. This increase was attributable primarily to earnings on higher average cash and cash equivalent balances during the year ended December 31, 1998.

   Interest expense. Interest expense consists of expenses attributable to capital lease obligations, warrant financing and original issue discount related to notes payable. Interest expense increased to $46,000 for the year ended December 31, 1998 from $8,000 for the year ended December 31, 1997.

   Net Loss. As a result of the foregoing factors, we incurred a net loss of $7.0 million in fiscal 1998 as compared to $160,000 in fiscal 1997.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

   Net Sales. Net sales increased 798% to $193,000 in fiscal 1997 from $21,000 in fiscal 1996. This increase was attributable to volume increases as a result of the significant growth in our customer base.

   Cost of Sales. Cost of sales increased 569% to $71,000 in fiscal 1997 from $11,000 in fiscal 1996. This increase was attributable primarily to an increase in sales volume. Our gross profit increased from $11,000 in fiscal 1996 to $122,000 in fiscal 1997 primarily as a result of our growth in revenues. As a result, our gross margin increased to 63% of net sales in fiscal 1997 from 50% of net sales in fiscal 1996.

   Selling and Marketing Expense. Selling and marketing expense increased to $98,000 in fiscal 1997 from $4,000 in fiscal 1996. This increase was attributable primarily to our increased sales volume.

   General and Administrative Expense. General and administrative expense increased to $175,000 in fiscal 1997 from $88,000 in fiscal 1996. This increase was attributable primarily to the growth of our business and an increase in staffing.

   Interest Expense. Interest expense increased to $8,000 in fiscal 1997 from $0 in fiscal 1996. This increase in interest expense was attributable primarily to original issue discount related to a loan entered into in 1997.

   Net Loss. As a result of the foregoing factors, we incurred a net loss of $160,000 in fiscal 1997 as compared to $81,000 in fiscal 1996.

Liquidity and Capital Resources

   Net cash used in operating activities was $55.5 million for the year ended December 31, 1999 as compared to $5.0 million for the year ended December 31, 1998. During this period, our principal operating cash requirements were to fund our net loss and for increases in inventories, prepaid expenses, accounts receivable and other assets, offset in part by increases in accounts payable, accrued expenses and accrued compensation.

   Net cash used in investing activities was $2.6 million for the year ended December 31, 1999 as compared to $1.2 million for the year ended December 31, 1998. The increase was attributable primarily to purchases of property and equipment.

   Net cash provided by financing activities was $91.0 million for the year ended December 31, 1999 as compared to $17.4 million for year ended December 31, 1998. Financing activities included $48.4 million of net proceeds from the issuance of common stock in our initial public offering, $42.6 million of net proceeds from the sales of shares of convertible preferred stock and gross proceeds of $300,000 from a sale-leaseback. Commencing in December 1999, this sale-leaseback is being repaid over 48 months.

   As of December 31, 1999, we had $44.2 million of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding under capital leases in the amount of $336,000 and media purchase commitments of $1.9 million, consisting of network radio advertising. Although we currently have no material commitments for capital expenditures, we anticipate that our business model will require us to commit resources to promote our brand, expand our product and service offerings, and enhance our infrastructure.

   We believe that our current cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 9 months. We anticipate that we are likely to need additional financing to execute our business model after that 9-month period or sooner if we need to respond to business contingencies, such as funding additional advertising expenditures, developing new or enhancing existing content, features or services, enhancing our operating infrastructure, responding to competitive pressures, or acquiring complementary businesses or technologies. If we raise additional funds through the issuance of equity, or convertible debt securities, the percentage ownership of our stockholders will be reduced, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

   In 1999 management actively assessed our exposure to the so-called Year 2000 problem which relates to the ability of electronic equipment, computer hardware and software to properly recognize, use and process date-sensitive information on and after January 1, 2000. We modified and tested various computer programs and developed contingency plans should Year 2000 problems occur. We have experienced no significant problems with our systems and equipment to date related to Year 2000 and do not believe that any significant Year 2000 related problems will occur in the future. We also have not experienced any problems whereby our vendors or customers have been unable to complete transactions successfully with us due to their Year 2000 problems. However, it is possible that such problems by vendors and customers may manifest themselves in the future and adversely impact us.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. As issued, SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged. In May 1999, the FASB delayed the effective date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. We do not currently nor do we intend in the future to issue derivative instruments and therefore do not expect that the adoption of SFAS 133 will have any impact on our financial position or results of operations.

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We believe that the impact of SAB 101 will not have a material effect on our financial position or result of operations.

Risk Factors

   We do not provide forecasts of our future financial performance. However, from time to time, information we provide or statements we make may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts (including, but not limited to statements contained in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations") may constitute forward-looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Annual Report on Form 10-K, as well as the accuracy of our internal estimates of revenue and operating expense levels. The following discussion of our risk factors should be read in conjunction with the financial statements and related notes thereto. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition.

Risks Related to Our Business

Our business is difficult to evaluate because we have a limited operating history under our current business model.

   Although we were organized in December 1995, our current management team joined us after June 1998 and our current, redesigned Web site was launched in late 1998. Accordingly, an investor in our common stock must consider the challenges, risks and uncertainties frequently encountered by early-stage companies using new and unproven business models in new and rapidly evolving markets. These challenges include our ability to:

  . execute on our business model;

  . increase brand recognition;

  . manage growth in our operations;

  . expand our customer base cost-effectively;

  . retain customers;

  . manage inventory levels effectively;

  . upgrade and enhance our Web site, transaction-processing systems, order fulfillment capabilities and inventory management systems;

  . access additional capital when required;

  . develop and renew strategic relationships with companies in the vitamins, supplements, minerals and natural and healthy living products industry, such as suppliers and content providers; and

  . attract and retain key personnel.

   We cannot be certain that our business model will be successful or that we will successfully address these and other challenges, risks and uncertainties.

   We have recently begun to expand our business model beyond the retail market to address smaller natural and healthy living product retailers and manufacturers. This change will require us to build upon our knowledge of the natural and healthy living products industry, leverage our distribution facility capabilities and develop new products and services to address this new market. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies expanding their business model to address an emerging and rapidly evolving market. Because of our limited experience in this new market, we cannot assure you that our strategy for operating in that market or selling our products and services will be successful. You should not rely on our historical results of operations as indications of future performance.

Consumers of vitamins, supplements, minerals and other natural and healthy living products may not purchase products from our site, which would reduce our revenues and prevent us from becoming profitable.

   Due to our limited operating history, we have not proven an ability to attract and retain a high volume of online customers. We may not be able to convert a large number of customers from traditional shopping methods to online shopping for vitamins, supplements, minerals and other natural and healthy living products. Even if we are successful at attracting online customers, we expect it will take several years to build a critical mass of repeat customers. If we do not attract and retain a high volume of online customers at a reasonable cost, we will not be able to increase our revenues or achieve profitability. Specific factors that could prevent widespread customer acceptance of our store include:

  . lack of consumer awareness of our online store because of our relatively short market presence under our current business model;

  . customer concern about the privacy of personal health information;

  . pricing that does not meet customer expectations as we expand our product offerings and enhance our marketing efforts;

  . incorrectly filled orders or damaged products resulting from our transition to new order fulfillment systems; and

  . delayed response to customer service requests if we fail to adequately increase our customer service staff.

If our brand does not rapidly achieve broad recognition, we may lose the opportunity to build a critical mass of customers necessary to achieve increased sales and market share.

   We believe that we must achieve increased sales and market share to become profitable. Accordingly, we have spent significant amounts on an aggressive brand-enhancement strategy, which includes advertising, promotional programs and public relations activities; however, we intend to significantly reduce our advertising spending in the future. Our brand promotion efforts may not be successful or may not sufficiently increase our revenues to cover our advertising and promotional expenses. In addition, even if our brand recognition increases, the number of new users or transactions in our online store may not increase. Furthermore, our reduction in offline advertising spending may adversely impact our revenues.

We anticipate our history of losses will continue, which may decrease the value of our stock.

   We believe that we will continue to incur operating losses for the foreseeable future and that the rate at which we will incur such losses will increase significantly from current levels. As of December 31, 1999, we had an accumulated deficit of approximately $66.4 million, and we have not achieved profitability. We incurred net losses of approximately $59.1 million for the fiscal year ended December 31, 1999 and approximately $7.0 million for the fiscal year ended December 31, 1998. Specifically, we intend to incur substantial costs and operating expenses related to:

  . providing promotional benefits to our customers, such as product discounts and free shipping on large orders;

  . expanding our existing sales and distribution channels to address natural and healthy living products retailers and manufacturers;

  . establishing and maintaining strategic relationships with primary care physicians, alternative health providers, corporate health plans, HMOs and physician networks, wellness centers and health clubs;

  . expanding our product offerings and Web site content;

  . upgrading our Web site, transaction-processing systems, order fulfillment capabilities and inventory management systems;

  . expanding our distribution and warehousing facilities; and

  . developing and renewing strategic relationships with companies in the vitamins, supplements, minerals and natural and healthy living products industry, such as content providers and vendors.

   Because we will spend these amounts before we receive any incremental revenues from these efforts, our losses will be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further increase our losses.

Disappointing quarterly revenue or operating results could cause our stock price to fall.

   Our quarterly revenue and operating results have fluctuated significantly in the past and may fluctuate significantly in the future due to a variety of factors, including:

  . fluctuations in the number of visitors to our Web site as a result of the relative successes or failures of our advertising campaign and our ability to convert visitors into customers;

  . demand for our products;

  . our use of advertising, discount pricing and promotions;

  . amount and timing of our operating costs and capital expenditures, which are currently difficult to predict;

  . introductions by our competitors of new or enhanced Web sites, products or services;

  . fluctuations in shipping costs or delivery times based on changes in the market for distribution services;

  . management of our inventory levels and fulfillment operations as we introduce new inventory and order fulfillment staff and systems;

  . price competition and fluctuations in the wholesale prices of the products we sell as market demand for our products and competition increase;

  . changes in the mix of products we sell in response to changes in customer demand;

  . shifts in research findings, media publicity and consumer perception regarding vitamins, supplements and minerals;

  . expenses related to potential strategic relationships or acquisitions of content, technology or businesses;

  . changes in or enforcement of government regulations affecting our business;

  . changes in our management team and key personnel; and

  . continuing fluctuations in general economic conditions and economic conditions specific to the Internet, electronic commerce and the vitamins, supplements, minerals and natural and healthy living products industries as use and visibility of vitamins, supplements and minerals increase.

   Our limited operating history makes it difficult to assess the impact of these factors on our operating results.

Extensive federal, state and local government regulations may restrict the way we sell our products, resulting in restrictions on the products and content we offer our customers and significant additional expenses.

   The laws, regulations and enforcement policies governing our dietary supplement products are relatively new and still evolving, and we cannot predict what enforcement positions the FDA or other governmental agencies may take with respect to our selling methods. In general, the dietary supplement industry has adopted more aggressive interpretations of these laws than have the relevant regulatory agencies. We cannot be certain that our attempts, or those of our suppliers, to comply with laws and regulations in this area are or will be deemed sufficient by the appropriate regulatory agencies. Enforcement actions by any of these agencies can result in civil and criminal penalties, an injunction to stop or modify certain selling methods, seizure of our products, adverse publicity or voluntary recalls and labeling changes. If the FDA, FTC or other federal or state governmental agency were to undertake an enforcement action against us, it could cause an immediate decrease in our revenues, cause us to incur significant additional expenses and result in a decrease in our stock price. State professional licensing bodies also may object to the provision of health-related information or advice on our site. Our efforts to comply with existing laws and regulations may be costly, may force us to change our selling strategy and may not be successful. We cannot assure you that we will be able to comply with any existing or future laws, regulations, interpretations or applications without incurring significant costs or adjusting our business model. A more detailed discussion of the government regulations affecting our business is included in this Annual Report on Form 10-K under the heading "Business--Regulatory Environment."

We may fail to compete effectively in our market, which could result in lower revenues or loss of market share.

   The electronic commerce industry is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. If we fail to attract and retain a large customer base and our competitors establish a market position more prominent than ours, we could experience declines in our revenue and a loss of market share. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. In addition, the vitamins, supplements, minerals and natural and healthy living products market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention. We compete with a variety of other companies, including traditional vitamins, supplements, minerals and natural and healthy living products retailers, the online retail initiatives of several such traditional retailers and numerous other companies. A more detailed discussion regarding the competition we face is included in this Annual Report on Form 10-K under the heading "Business--Competition."

Any future acquisitions of companies or technologies may result in distraction of our management and disruptions to our business.

   We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. From time to time we may engage in discussions and negotiations with companies regarding our acquiring or investing in those companies' businesses, products, services or technologies. We cannot make assurances that we will be able to identify future suitable acquisition or investment candidates, or if we do identify suitable candidates, that we will be able to make the acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company's personnel, operations, technology or product and service offerings. In addition, certain changes in our management could occur and the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. The issuance of equity securities could be dilutive to our existing shareholders. As of the date of this Annual Report on Form 10-K, we have no agreement to enter into any material investment or acquisition transaction.

If we are unable to adapt to rapid technological change, our customers may cease buying our products or forego the use of our services and use those of our competitors.

   To remain competitive, we must continue to enhance and improve the functionality and features of our online store. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing Web site and proprietary technology and systems may be rendered obsolete. Our future success will depend on our ability to:

  . enhance our existing services;

  . internally develop and/or license from third parties new services and technologies; and

  . respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

   Moreover, we may use new technologies ineffectively or fail to adapt our Web site, transaction-processing systems, order fulfillment infrastructure and inventory management systems to customer requirements or emerging industry standards.

If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the vitamins, supplements and minerals and natural and healthy living products market.

   Our trademarks, service marks, copyrights, trade dress, which is the appearance and packaging of our products, trade secrets and similar intellectual property are critical to our success. The unauthorized reproduction or other misappropriation of our trademarks or other intellectual property could diminish the value of our proprietary rights or goodwill. We rely upon a combination of trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, affiliates and others to protect our proprietary rights. We have submitted trademark and service mark applications for our name combined with our logo, and these applications are pending. Effective trademark, service mark, copyright and trade secret protection may not be available, and the steps we have taken and may take in the future to protect our proprietary rights may not be adequate. For instance, we may not be able to register our name combined with our logo as a federal trademark because there are other companies using the words "mother nature" who may have prior rights in those words. In addition, we may not be able to prevent other people from using the words "mother nature" in their businesses. It is possible that others could use the words "mother nature" in such a way as to damage the goodwill associated with our business or try to prevent the use of our name or trademark. In addition, we license our trademarks and other intellectual property to third parties, and we cannot be certain that such licensees will not take actions that harm the value of our proprietary rights.

If we are unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our domain names, we could lose our competitive advantage in the vitamins, supplements and minerals and natural and healthy living products market.

   We currently hold several Web domain names relating to our brand, including "mothenature.com." The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and abroad is expected to change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business and other parties may use domain names similar to ours. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.

If we do not successfully expand our distribution operations, Web site and related information systems to accommodate increases in customer demand, our revenues may fall below expectations.

   If we do not successfully expand our distribution operations to accommodate increases in customer demand, we may not be able to increase our revenues in accordance with the anticipated expectations of securities analysts and investors. Due to significant increases in orders, we have recently experienced delays in processing shipments. If we do not effectively manage the operation of our new distribution center, we could lose customers.

   Moreover, our future success will depend in part on our ability to rapidly expand our Web site, transaction-processing systems, order fulfillment infrastructure and inventory management systems without systems interruptions in order to accommodate increased traffic and demand. We are currently implementing new technical and operational systems, including a new order processing, inventory management, shipping and billing software package to accommodate anticipated increases in customer traffic and order demand. In addition, we recently installed a new accounting and financial reporting system and are currently in the process of integrating this system with our other information systems. Any inability to scale our systems may cause unanticipated system disruptions, slower response times, degradation in customer service levels, impaired quality and speed of order fulfillment or delays in reporting accurate financial information. We are not certain that we will be able to project the rate or timing of increases, if any, in the use of our Web site accurately or promptly enough to permit us to effectively upgrade and expand our transaction-processing systems or to integrate smoothly any newly developed or purchased modules with our existing systems.

Expanding the breadth and depth of our product and service offerings is expensive and difficult, and these efforts may not be profitable or result in increased sales.

   We intend to continue to expand the number of products we offer on our site by promoting new or complementary products or services. We cannot be certain that we will be able to expand our product and service offerings in a cost-effective or timely manner. Furthermore, any new product or service offering that is not favorably received by consumers could damage the reputation of our brand. The lack of market acceptance of our efforts to expand offerings or our inability to generate satisfactory revenues from such expanded offerings could result in decreased revenues, price reductions, reduced margins and loss of market share. In addition, expansion of our offerings could strain our management, financial and operational resources. For example, we may need to incur significant marketing expenses, develop relationships with new fulfillment partners or manufacturers or comply with new regulations.

If we fail to properly manage the growth of our inventory levels, we may be unable to keep pace with customer demand or to sell our excess inventory.

   We have increased the number and range of products that we stock in inventory in order to ensure that we can promptly deliver products to our customers. Many of our products have a limited shelf life, and we may be unable to sell inventory that we have stored for an extended period of time. In the event that one or more of the products we stock do not achieve widespread consumer acceptance, we may be required to take inventory markdowns. In addition, the market for nutritional supplements is characterized by sudden changes in consumer tastes. We must accurately predict these trends and stock sufficient quantities of popular vitamins, supplements, minerals and other products and not overstock unpopular products.

If our existing technical and operational systems fail, we could experience interruptions or delays in our service or data loss, and could be unable to accept and fulfill customer orders.

   We have experienced periodic systems interruptions which we believe may continue to occur. Our systems and operations, including our fulfillment operations, are vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure, break-ins, vandalism and similar events. Substantially all of our product development and information management systems are in facilities we lease in Massachusetts. All of our inventory is stored in facilities we lease in Massachusetts. In addition, substantially all of our computer and communications hardware systems are located at a third-party facility in Massachusetts. We have no formal disaster recovery plans, and our insurance may not adequately compensate us for losses that may occur. The occurrence of a natural disaster or other unanticipated problems at our facilities in Massachusetts, or at the third-party facility in Massachusetts, could cause interruptions or delays in our service or data loss, or could render us unable to accept and fulfill customer orders. In addition, any failure by the third-party facility to provide the data communications capacity we require could result in interruptions in our service.

Our ability to increase our customer base and our sales depends on the continuing contribution of our key personnel and our ability to attract and retain other qualified employees in the future.

   We may be unable to retain our key employees or attract and retain other highly qualified employees in the future due to the intense competition for qualified personnel among Internet related businesses. If we were to lose the services of Michael L. Barach, our President, Chief Executive Officer and a director, and Donald J. Pettini, our Chief Technology Officer or any of our other executive officers or key employees, many of whom joined us since June 1998, we might not be able to increase our customer base and our sales. Any officer or employee can terminate his or her relationship with us at any time. We also do not have "key person" life insurance policies covering any of our employees. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation to such personnel than we currently anticipate. If we fail to attract and retain sufficient numbers of highly skilled employees, we may be unable to attract customers and increase our sales.

The loss of third-party content providers could decrease revenues, increase our expenses and result in a decrease in our stock price.

   We believe that consumers become interested in purchasing our products in part because of the information we include on our Web site regarding health conditions, herbal and homeopathic remedies, drug interactions and our products, much of which is licensed from third parties, such as Healthnotes, Inc., Rodale and American Botanical Council. The loss of this content could require us to develop similar content or to obtain content that is of lower quality or at a higher cost. In addition, we cannot be certain that we will be able to license additional content on favorable terms or at all.

We depend on a limited number of third-party suppliers for the products we require to meet customer demands and if we fail to develop or maintain our relationships with these or our other vendors, the products we offer could cease to be available to us or could be available only at higher cost or after a long delay.

   We do not have long-term contracts with any of our suppliers. We cannot assure you that in the future we will be able to procure sufficient quantities of our products on acceptable commercial terms. In 1999, two suppliers, Reliance Vitamin Company and Super Nutrition Distributors, accounted for 53% of our inventory purchases, and in 1998, accounted for 51% of the inventory we purchased. Furthermore, we purchase nearly all of our private label products through one supplier, Reliance Vitamin Company.

The failure of third-party delivery services to promptly deliver products would impair our ability to maintain good relationships with existing customers, attract new customers and generate sales.

   We rely on third-party carriers, such as the United States Postal Service, UPS and Federal Express, for product shipments, including shipments to and from our order fulfillment facility. We are therefore subject to the risks, including employee strikes and delays due to inclement weather, associated with these carriers' ability to provide delivery services to meet our shipping needs.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

   Like other retailers, distributors and manufacturers of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that the use of the products we sell results in injury. We may be subjected to various product liability claims, including claims that the products we sell contain contaminants, are improperly labeled or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. We cannot predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We do not have formal indemnification arrangements with the third-party vendors from which we source our products. Further, our general liability and product liability insurance may not adequately cover product liability claims. If our insurance protection is inadequate and we are not indemnified by our third-party vendors, the successful assertion of product liability claims against us could result in potentially significant monetary damages.

   Although many of the ingredients in our products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of our products contain innovative ingredients or combinations of ingredients. There is little long-term experience with human consumption of some of these innovative product ingredients or combinations in concentrated form. In addition, interactions of these products with other similar products, prescription medicines and over-the-counter drugs have not been fully explored. Although the manufacturer may perform research and tests in connection with the formulation and production of the products that we sell, there are no conclusive clinical studies regarding many of our products.

We may be liable for content we provide on our Web site or which is accessed from our Web site, which could expose us to potentially significant monetary damages.

   As a publisher of Internet content, we face potential liability for negligence, copyright, patent or trademark infringement, defamation or other claims based on the nature and content of materials that we publish or distribute. In the past, plaintiffs have brought such claims and sometimes successfully litigated them against online services. Although we carry general liability insurance, our insurance may not cover claims of these types or may be inadequate to indemnify us for all liability imposed on us. We could be exposed to potentially significant monetary damages if we were held liable based on our Internet content.

If there is unfavorable publicity regarding nutritional supplements, our sales will likely decline.

   We believe the vitamins, supplements and minerals market is affected by national media attention regarding the consumption of nutritional supplements. Future research reports or publicity that are perceived as less favorable or that question earlier research or publicity could result in a decline in our sales. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other undesirable effects resulting from the consumption of the products we sell or any similar products distributed by other companies, whether or not accurate, also could damage the trust our customers have in our products and could result in a decline in our sales. Unfavorable publicity could arise even if the adverse effects associated with products resulted from consumers' failure to consume such products appropriately.

We do not expect to pay dividends.

   We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

We are subject to anti-takeover provisions in our charter, by-laws and Delaware law that could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

   Certain provisions of our certificate of incorporation, our by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Risks of Doing Business Over the Internet

If use of the Internet and growth of the online vitamins, supplements, minerals and other natural and healthy living products market do not continue, we may not achieve the critical mass of customers necessary for sustaining revenues and achieving profitable operations.

   Our future revenues and profits, if any, substantially depend upon the widespread acceptance and use of the Internet as an effective medium of business and communication by our target consumers. Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not use the Internet and other online services as a medium of commerce. In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. Our continued growth will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access-and services.

   Further, the online market for vitamins, supplements, minerals and other natural and healthy living products is in its infancy, and our participation in this market began growing only after we launched our redesigned Web site in late 1998. The market is significantly less developed than the online market for books, auctions, music, software and numerous other consumer products. Even if use of the Internet and electronic commerce continues to increase, the rate of growth, if any, of the online vitamins, supplements, minerals and other natural and healthy living products market could be significantly less than the online market for other products. Our rate of revenue growth and prospects for profitability could therefore be significantly less than that of other online merchants.

If we fail to provide adequate electronic commerce security or fail to control credit card fraud, we could be subject to increased operating costs, as well as claims, litigation or other potential liability.

   Since nearly all of our revenues are derived from credit card transactions, consumer concerns regarding the security of transactions conducted on our site and users' privacy may inhibit the growth of use of our site. To transmit confidential information securely, such as customer credit card numbers, we rely on encryption and authentication technology that we license from third parties. We cannot predict whether we will experience compromises or breaches of the technologies we use to protect customer transaction data. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against security breaches or alleviate problems caused by any such breaches. We cannot guarantee that security breaches will not occur. Any penetration of our network security or misappropriation of our users' personal or credit card information could subject us to liability. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims also could be based on other misuse of personal information, including use for unauthorized marketing purposes. These claims could result in costly litigation.

   Under current credit card practices, merchants are liable for fraudulent credit card transactions where, as is the case with the transactions we process, the merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions could result in increased operating costs, as well as claims, litigation and other potential liability.

Privacy concerns may limit the information we can gather, which could limit the effectiveness of our sales and marketing efforts and cause us to incur significant additional expenses.

   Web sites typically place "cookies" on a user's hard drive without the user's knowledge or consent. Although some companies refuse to use cookies, we use them for a variety of reasons, including the collection of data derived from the user's Internet activity. We use this data to better target our sales and marketing efforts to our current and prospective customer base. Accordingly, any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drives. In addition, some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. For example, the European Union recently adopted a directive addressing data privacy that may limit the collection and use of certain information regarding Internet users. This directive may limit our ability to target advertising or collect and use information in certain European countries. In addition, the FTC and several states have investigated the use by certain Internet companies of personal information. We could incur significant additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

Our business is subject to government regulation of the Internet and other legal uncertainties which could prevent our business from growing or expose us to unanticipated liabilities.

   Existing or future legislation could limit growth in use of the Internet, which would curtail our revenue growth. Statutes and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The law remains largely unsettled, however, even in areas where there has been legislative action. It may take years to determine whether and how existing laws governing intellectual property, privacy, libel and taxation apply to the Internet, electronic commerce and online advertising. In addition, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. Congress recently passed laws regarding online children's privacy, copyrights and taxation. In addition, we do not currently collect sales or other similar taxes for physical shipments of goods into states other than Massachusetts and Pennsylvania. However, local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us. If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our products, it could also prevent our business from growing or expose us to unanticipated liabilities.

Risks Associated with the Market for our Common Stock

Our officers and directors control 23.8% of our common stock and may be able to significantly influence corporate actions.

   Our executive officers, directors and entities affiliated with them control approximately 23.8% of our common stock. As a result, these stockholders, acting together, maybe able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

We are likely to require additional financing and may not be able to raise additional financing on favorable terms or at all.

   We anticipate that we are likely to need additional financing to execute on our business model within the next nine months or sooner if we need to respond to business contingencies. Such contingencies may include the need to:

  . fund additional advertising expenditures;

  . develop new or enhance existing site content, features or services;

  . enhance out operating infrastructure;

  . respond to competitive pressures; or

  . acquire complementary businesses or necessary technologies.

   If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, and these newly-issued securities may have, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our site content, features or services, or otherwise respond to competitive pressures would be significantly limited. For a further discussion, please see "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

Market prices of emerging Internet companies have been highly volatile, and the market for our stock may exhibit volatility as well.

   The stock market has experienced significant price and trading volume fluctuations, and the market prices of technology companies, particularly Internet companies, have been extremely volatile. As is frequently the case with the stocks of such Internet companies, the market price of our common stock has been, and may continue to be, volatile. Factors such as quarterly fluctuations in results of operations, variations in levels of advertising spending, the introduction of new products by us or our competitors, increased competition, expenses or other difficulties associated with assimilating companies we acquire, changes in the mix of sales channels, and macroeconomic conditions generally, may have a significant impact on the market price of our stock. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the market price of our common stock in any given period. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price for many Internet companies and which, on occasion, have appeared to be unrelated to the operating performance of such companies. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs and a diversion of management's attention and resources.

The reliability of the market data included in this Annual Report on Form 10-K is uncertain.

   Since we are a relatively new company and operate in a new and rapidly changing market, we have included market data in this Annual Report on Form 10-K from industry publications, including Packaged Facts, Forrester Research and International Data Communications. Industry publications generally state that the information contained in these publications has been obtained from sources believed to be reliable, but that its accuracy and completeness is not guaranteed. Although we believe market data used in this Annual Report on Form 10-K is reliable, it has not been independently verified, and we cannot assure you of its reliability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

   At December 31, 1999, we did not participate in any derivative financial instruments. The Company's financial instruments include cash and cash equivalents, accounts receivable, notes payable, capital lease obligations, and accounts payable, and are carried at cost or carrying value. These amounts were not materially different from their fair values. The Company uses a discounted cash flows methodology to calculate the fair value of the notes payable and capital leases. We hold no investment securities that would require disclosure of market risk.

Primary Market Risk Exposure

   Our primary market risk exposure is in the area of interest rate risk. Our available cash balances are invested in short-term interest bearing securities. We believe that our exposure to interest rate fluctuations will continue to be modest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................   38
Balance Sheets as of December 31, 1998 and 1999..........................   39
Statements of Operations for the Years Ended December 31, 1997, 1998 and
 1999....................................................................   40
Statements of Shareholders' Equity (Deficit) for the Years Ended December
 31, 1997, 1998 and 1999.................................................   41
Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and
 1999....................................................................   42
Notes to Financial Statements............................................   43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MotherNature.com, Inc.:

   We have audited the accompanying balance sheets of MotherNature.com, Inc. (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MotherNature.com, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
February 11, 2000

                             MOTHERNATURE.COM, INC.

                                 BALANCE SHEETS

                                                     December 31,  December 31,
                                                         1998          1999
                                                     ------------  ------------
                       ASSETS
Current Assets:
  Cash and cash equivalents......................... $11,243,943   $ 44,151,502
  Accounts receivable...............................      10,914        182,789
  Subscription receivable...........................   1,600,000            --
  Inventories.......................................      27,752      2,251,339
  Prepaid advertising and other expenses............     172,348      7,593,076
                                                     -----------   ------------
    Total current assets............................  13,054,957     54,178,706
Property and equipment, net.........................     383,856      2,193,519
Intangible assets...................................         --      14,907,849
Other assets........................................      22,800         93,752
                                                     -----------   ------------
    Total assets.................................... $13,461,613   $ 71,373,826
                                                     ===========   ============
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.................................. $    31,794   $  1,925,390
  Accrued expenses..................................     681,356      3,017,232
  Accrued compensation..............................     126,742        364,288
  Other current liabilities.........................       2,250         28,650
  Current portion of notes payable..................      14,492         16,104
  Current portion of capital lease obligations......       4,416         68,031
                                                     -----------   ------------
    Total current liabilities.......................     861,050      5,419,695
Long-term portion of notes payable..................      13,142            --
Long-term portion of capital lease obligations......       7,949        226,503
Other liabilities...................................         --          31,538
Commitments and contingencies (Note 11)
Shareholders' Equity:
  Preferred stock, $0.01 par value:
   Authorized 67,588,911 and 1,000,000 shares at
   December 31, 1998 and 1999, respectively; issued
   and outstanding, 23,316,097 Series A shares and
   23,019,375 Series B-1 shares at December 31,
   1998.............................................     463,354            --
  Common stock, $0.01 par value:
   Authorized 93,300,000 shares; issued and
   outstanding 685,634 and 15,118,198 shares at
   December 31, 1998 and 1999, respectively.........       6,856        151,182
  Additional paid-in-capital........................  21,651,361    133,784,344
  Deferred compensation.............................  (2,289,457)    (1,879,020)
  Accumulated deficit...............................  (7,252,642)   (66,360,416)
                                                     -----------   ------------
    Total shareholders' equity......................  12,579,472     65,696,090
                                                     -----------   ------------
    Total liabilities and shareholders' equity...... $13,461,613   $ 71,373,826
                                                     ===========   ============

   The accompanying notes are an integral part of these financial statements.

                             MOTHERNATURE.COM, INC.

                            STATEMENTS OF OPERATIONS

                                               Years Ended December 31,
                                          ------------------------------------
                                            1997        1998          1999
                                          ---------  -----------  ------------
Net sales...............................  $ 193,064  $   476,549  $  5,768,524
Cost of sales...........................     71,484      417,998     5,291,683
                                          ---------  -----------  ------------
  Gross profit..........................    121,580       58,551       476,841
                                          ---------  -----------  ------------
Operating expenses
  Selling and marketing.................     98,137    3,001,483    41,412,481
  Product development...................        --     2,135,570     6,420,796
  General and administrative............    174,725    1,998,408     7,547,020
                                          ---------  -----------  ------------
  Total operating expenses..............    272,862    7,135,461    55,380,297
  Operating loss........................   (151,282)  (7,076,910)  (54,903,456)
                                          ---------  -----------  ------------
Interest income.........................        --       110,113       942,082
Interest expense........................     (8,250)     (45,632)     (207,843)
                                          ---------  -----------  ------------
  Net loss..............................   (159,532)  (7,012,429)  (54,169,217)
                                          =========  ===========  ============
Preferred stock dividend................        --           --     (4,938,557)
  Net loss--Common shareholders.........  $(159,532) $(7,012,429) $(59,107,774)
                                          =========  ===========  ============
Basic and diluted net loss per common
 share..................................  $   (0.25) $    (10.43) $     (31.48)
                                          =========  ===========  ============
Shares used to compute basic and diluted
 net loss per common share..............    650,607      672,289     1,877,880
                                          =========  ===========  ============
Pro forma basic and diluted net loss per
 common share (Unaudited)...............                          $      (6.30)
                                                                  ============
Shares used to compute pro forma basic
 and diluted net loss per common share..                             9,380,712
                                                                  ============


   The accompanying notes are an integral part of these financial statements.

                             MOTHERNATURE.COM, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1997, 1998 and 1999

                         Preferred Stock         Common Stock       Additional                                    Total
                       ---------------------  --------------------   Paid-in       Deferred    Accumulated    Shareholders'
                          Share      Amount     Share      Amount    Capital     Compensation    Deficit     Equity/(Deficit)
                       -----------  --------  ----------  -------- ------------  ------------  ------------  ----------------
BALANCE, December 31,
 1996................          --   $    --      636,473  $    --  $     75,200  $       --    $    (80,681)   $    (5,481)
                       -----------  --------  ----------  -------- ------------  -----------   ------------    -----------
 Issuance of common
  stock..............          --        --       13,399       --        25,000                         --          25,000
 Issuance of common
  stock in connection
  with a note........          --        --       10,050       --        18,750                         --          18,750
 Issuance of common
  stock for services
  rendered...........          --        --       10,050       --        18,750                         --          18,750
 Deemed capital
  contribution.......          --        --          --        --        10,613                         --          10,613
 Net loss............          --        --          --        --           --                     (159,532)      (159,532)
                       -----------  --------  ----------  -------- ------------  -----------   ------------    -----------
BALANCE, December 31,
 1997................          --        --      669,972       --       148,313          --        (240,213)       (91,900)
 Retirement of common
  stock in connection
  with
  reincorporation....          --        --     (669,972)      --      (148,313)         --             --        (148,313)
 Issuance of common
  stock in connection
  with
  reincorporation....          --        --      669,972     6,700      141,613          --             --         148,313
 Issuance of
  detachable warrants
  for Secured
  Convertible Note
  Financing..........          --        --          --        --         2,416          --             --           2,416
 Conversion of
  promissory notes
  into Series A
  convertible
  preferred stock....    1,290,323    12,903         --        --       384,681          --             --         397,584
 Issuance of Series A
  convertible
  preferred stock,
  net of issuance
  costs..............   21,854,839   218,548         --        --     6,516,452          --             --       6,735,000
 Exercise of common
  stock options......          --        --       15,662       156        3,351          --             --           3,507
 Conversion of loans
  and advances into
  Series A
  convertible
  preferred stock....      170,935     1,709         --        --        51,281          --             --          52,990
 Compensation expense
  related to common
  stock options......          --        --          --        --        24,855          --             --          24,855
 Deferred
  compensation.......          --        --          --        --     2,691,202   (2,691,202)           --             --
 Amortization of
  deferred
  compensation.......          --        --          --        --           --       401,745            --         401,745
 Issuance of
  detachable warrants
  for Series A
  convertible
  preferred stock....          --        --          --        --       106,065          --             --         106,065
 Issuance of Series
  B-1 convertible
  preferred stock,
  net of issuance
  costs..............   23,019,375   230,194         --        --    11,729,445          --             --      11,959,639
 Net loss............          --        --          --        --           --           --      (7,012,429)    (7,012,429)
                       -----------  --------  ----------  -------- ------------  -----------   ------------    -----------
BALANCE, December 31,
 1998................   46,335,472   463,354     685,634     6,856   21,651,361   (2,289,457)    (7,252,642)    12,579,472
 Additional costs of
  Series B-1
  convertible
  preferred stock
  issuance...........                                                   (21,261)                                   (21,261)
 Exercise of common
  stock options
  and warrants.......                            303,128     3,031      106,221                                    109,252
 Issuance of Series C
  convertible
  preferred stock,
  net of issuance
  costs..............   18,409,629   184,096                         40,820,153                                 41,004,249
 Public stock
  offering, net of
  issuance costs.....                          4,100,000    41,000   48,349,902                                 48,390,902
 Conversion of
  preferred stock
  into common stock..  (64,745,101) (647,450)  8,675,503    86,755      560,695                                        --
 Preferred stock
  dividend...........                            379,889     3,799    4,934,758                  (4,938,557)           --
 Compensation expense
  related to common
  stock options (Note
  10)................                                                   347,780                                    347,780
 Deferred
  compensation.......                                                   257,521     (257,521)                          --
 Amortization of
  deferred
  compensation.......                                                                667,958                       667,958
 Issuance of common
  stock in connection
  with Rodale
  alliance (Note 3)..                            974,044     9,741   16,777,214                                 16,786,955
 Net loss............                                                                           (54,169,217)   (54,169,217)
                       -----------  --------  ----------  -------- ------------  -----------   ------------    -----------
BALANCE, December 31,
 1999................          --   $    --   15,118,198  $151,182 $133,784,344  $(1,879,020)  $(66,360,416)   $65,696,090
                       ===========  ========  ==========  ======== ============  ===========   ============    ===========

   The accompanying notes are an integral part of these financial statements.

                             MOTHERNATURE.COM, INC.

                            STATEMENTS OF CASH FLOWS

                                               Years Ended December 31,
                                          ------------------------------------
                                            1997        1998          1999
                                          ---------  -----------  ------------
OPERATING ACTIVITIES:
 Net loss................................ $(159,532) $(7,012,429) $(54,169,217)
 Adjustments to reconcile net loss to net
  cash used in operating activities--
 Depreciation and amortization...........     9,039      850,112       763,179
 Common stock issued for services
  rendered...............................    18,750          --            --
 Loss on disposal of equipment...........       --        33,265        45,757
 Compensation expense relating to common
  stock options and warrants.............       --        24,855       347,780
 Amortization of deferred compensation...       --       401,745       667,958
 Amortization of debt discount...........     4,228       18,045         5,852
 Amortization of intangible assets.......       --           --      2,199,106
 Changes in operating assets and
  liabilities--
  Accounts receivable....................    (5,861)      (3,953)     (171,875)
  Inventories............................   (29,836)       2,883    (2,223,587)
  Prepaid expenses.......................       --       (41,283)   (7,450,728)
  Other assets...........................       --       (22,507)      (70,952)
  Accounts payable.......................    72,410      (43,710)    1,893,596
  Accrued expenses.......................     4,406      678,950     2,335,876
  Accrued compensation...................     6,835      119,907       237,546
  Other current liabilities..............       --         2,250        26,400
  Other liabilities......................       --           --         31,538
                                          ---------  -----------  ------------
   Net cash used in operating
    activities...........................   (79,561)  (4,991,870)  (55,531,771)
INVESTING ACTIVITIES:
 Purchases of property and equipment.....   (28,391)  (1,214,057)   (2,588,599)
                                          ---------  -----------  ------------
FINANCING ACTIVITIES:
 Cash paid to secure financing...........       --       (30,000)          --
 Cash paid to Rodale for license rights..       --        (9,300)     (320,000)
 Proceeds from sale-leaseback............       --           --        294,533
 Repayments of capital lease
  obligations............................    (2,582)         --        (12,364)
 Proceeds from shareholder advances
  payable................................     8,322      (13,217)          --
 Proceeds from (repayments of) notes
  payable................................    80,402      400,000       (17,382)
 Proceeds from Secured Convertible
  Promissory Note Financing..............       --     6,735,000           --
 Proceeds from Series A preferred stock
  offering, net of issuance costs........       --    10,359,639           --
 Proceeds from Series B preferred stock
  offering, net of issuance costs........       --           --      1,578,739
 Proceeds from Series C preferred stock
  offering, net of issuance costs........       --         3,507    41,004,249
 Proceeds from initial public offering,
  net of issuance costs..................       --           --     48,390,902
 Proceeds from exercise of common stock
  options and warrants...................       --           --        109,252
 Proceeds from issuance of common stock..    25,000          --            --
                                          ---------  -----------  ------------
   Net cash provided by financing
    activities...........................   111,142   17,445,629    91,027,929
                                          ---------  -----------  ------------
   Net increase in cash and cash
    equivalents..........................     3,190   11,239,702    32,907,559
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD..................................     1,051        4,241    11,243,943
CASH AND CASH EQUIVALENTS, END OF
 PERIOD.................................. $   4,241  $11,243,943  $ 44,151,502
                                          =========  ===========  ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
 FINANCING ACTIVITY:
 Conversion of loans and advances into
  preferred stock........................ $     --   $    52,990  $        --
                                          =========  ===========  ============
 Issuance of common stock in connection
  with Rodale alliance................... $     --   $       --   $ 16,786,955
                                          =========  ===========  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the year for interest.. $     740  $    19,030  $      6,412
                                          =========  ===========  ============
 Cash paid during the year for taxes..... $     --   $       --   $     37,500
                                          =========  ===========  ============

   The accompanying notes are an integral part of these financial statements.

                             MOTHERNATURE.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1999

(1) Summary of Significant Accounting Policies

 Description of Business

   MotherNature.com, Inc. (MotherNature.com or the Company), formerly Mother Nature's General Store, Inc., is an online retail store and information source for vitamins, supplements, minerals and other natural and healthy living products. The Company currently offers more than 14,000 products on its site and can special order additional products through its supplier relationships. MotherNature.com also provides educational and authoritative news and information about its products and healthy living in general.

   The Company intends to build upon its retail business strengths, including its knowledge of the natural products industry, memorable brand name, wealth of content, broad product assortment and warehousing and customer service capabilities, to continue the expansion of its business strategy beyond the retail market.

   The Company, originally incorporated in the Commonwealth of Pennsylvania in December 1995, reincorporated in the State of Delaware in June 1998 prior to its first round of financing. Since its inception, the Company has incurred significant losses and as of December 31, 1999 had an accumulated deficit of approximately $66.4 million. The Company has incurred costs to develop and enhance its technology, to create, introduce and enhance its Web site, to establish marketing and distribution relationships and to build its administrative organization. The Company believes that it will incur substantial operating losses for the foreseeable future; in addition, there can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future.

   The Company has been funded principally from the issuance of preferred stock in June/July 1998, December 1998/January 1999 and May 1999 (the Series A, B-1 and C Preferred Financings) with gross proceeds of $7.2 million, $12.0 million and $42.0 million, respectively (see Note 10). In addition, on December 10, 1999, the Company completed its initial public offering with gross proceeds of $53.3 million (see Note 15).

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

   Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

 Revenue Recognition

   Net sales, which consist primarily of vitamins, supplements, minerals, and other natural and healthy living products sold via the Internet, include outbound shipping and handling charges incurred by the customer and are recognized at the time of shipment. The Company generally does not extend credit to customers, except through third-party credit cards. Credit card sales account for approximately 99% of total sales. Credit under these accounts is extended by third parties, and accordingly, the Company bears no financial risk under these agreements except in the case of fraud. The Company's agreements with third-party credit companies provide for the electronic processing of credit approvals and the electronic submission of transactions. Upon the submission of these transactions to the credit card companies, payment is transmitted to the Company's bank account. Accordingly, the Company records these amounts as cash upon the electronic submission of the transaction to the appropriate processing agency. Payment from the credit card companies usually occurs within three to five days and the obligations are reflected in accounts receivable during that waiting period. Due primarily to the credit card sales, the Company has historically experienced only immaterial and infrequent bad debt write-offs. As such, no allowance for doubtful accounts is recorded.

   Sales are recorded net of returns, promotional discounts and coupons. Company policy is to record a sales returns reserve for anticipated future returns; however, prior to the Company's quarter ended June 30, 1999, sales returns were immaterial and were consequently netted from revenue as incurred.

 Inventories

   Inventories are stated at the lower of cost or market and are valued using the first-in, first-out (FIFO) method. Cost of sales includes purchased merchandise and outbound freight incurred by the Company.

 Selling and Marketing Expense

   Selling and marketing expense includes advertising and promotional expenditures, including sales commissions paid as part of the affiliates program, Web content expenditures, including third-party content license fees, fulfillment facility expenses and payroll and related expenses for personnel engaged in marketing, content, order fulfillment and customer service operations. Advertising expenditures are expensed as incurred, as such efforts historically have not met the direct-response criteria required for capitalization. MotherNature.com advertising to date has related primarily to building brand awareness, including traditional media advertising such as television, radio, print and billboards and promotions. Total advertising and promotion costs for the years ended December 31, 1997, 1998 and 1999 were $257, $1,900,561, and $30,633,398, respectively.

 Product Development Expense

   Product development expense includes payroll and related expenses for merchandising, Web site development, Web design and information technology personnel and related infrastructure.

 Stock-Based Compensation

   Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires that stock awards granted subsequent to January 1, 1995 be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may use Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and disclose pro forma income amounts that would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation expense under APB No. 25 and make the required pro forma disclosures for compensation (see Note 10).

 Income Taxes

   The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates. A valuation allowance has been established against the deferred tax assets because the Company believes it is more likely than not that the benefit will not be realized.

 Fair Value of Financial Instruments

   The Company's financial instruments include cash and cash equivalents, accounts receivable, notes payable, capital lease obligations and accounts payable. The carrying value of these instruments was not materially different from their fair values. The Company uses a discounted cash flows methodology to calculate the fair value of the notes payable and capital leases.

 Net Loss Per Share

   Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for all periods presented. Diluted net loss per share reflects the dilutive effect of shares under option plans, warrants and convertible preferred stock. Potentially dilutive shares outstanding during the period have been excluded from diluted net loss per share because their effect would be antidilutive. All share amounts in the table below give retroactive effect to the reverse stock split of October 1999 (See Note 10).

                                                      Years Ended December 31,
                                                     ---------------------------
                                                      1997     1998      1999
                                                     ------- --------- ---------
   Weighted average common shares used in basic and
    diluted EPS calculation........................  650,607   672,289 1,877,880
                                                     ======= ========= =========
   Shares under option plans, warrants and
    convertible preferred stock excluded in
    computation of diluted earnings per share due
    to antidilutive effects........................      --  7,524,152 1,764,828
                                                     ======= ========= =========

 Pro Forma Net Loss Per Share (Unaudited)

   The information contained herein pertains only to the calculation of pro forma net loss per share. Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including both the pro forma effects of the automatic conversion of the Company's convertible preferred stock into shares of the Company's common stock and the impact of additional shares issued to the Series C Preferred stockholders as an inducement to convert their shares in the initial public offering (see Note
15).

   The calculation of the numerator of the Company's net loss per common share for the year ended December 31, 1999 is as follows:

   Net loss...................................................... $(54,169,217)
   Preferred stock dividend (see Note 15)........................   (4,938,557)
                                                                  ------------
   Adjusted net loss attributable to common shareholders......... $(59,107,774)
                                                                  ============

   The weighted average common shares outstanding, including the dilutive effect of outstanding options and warrants, and the pro forma weighted average number of common shares outstanding for the year ended December 31, 1999 is as follows:

   Weighted average common shares used in basic and diluted
    EPS calculation................................................. 1,877,880
   Weighted average convertible preferred shares assumed to convert to common shares................................................ 7,502,832
                                                                     =========
   Weighted average number of common shares used in pro forma basic and diluted EPS calculation..................................... 9,380,712
                                                                     =========

 Comprehensive Income

   Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company had no material other comprehensive income in any of the periods presented. Accordingly, comprehensive income equals net income for all periods presented.

 Segment Information

   The Company complies with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company identifies its operating segments based on business activities and management responsibility. The Company operates in a single business segment selling vitamins, supplements, minerals and other natural and healthy living products online. International sales were less than 8% of revenues in all periods.

 New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively derivatives), and for hedging activities. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged. In May 1999, the FASB delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company does not currently nor does it intend in the future to utilize derivative instruments and, therefore, does not expect that the adoption of SFAS No. 133 will have any impact on its financial position or results of operations.

   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes that the impact of SAB 101 will not have a material effect on its financial position or result of operations.

(2) Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation. Expenditures that significantly improve or extend the life of an asset are capitalized. Maintenance and repairs are charged to expense when incurred. Depreciation of property and equipment is calculated on the straight-line basis over an estimated useful life of two to five years. Leasehold improvements and equipment under capital leases are amortized over the shorter of the related lease term or the useful life of the asset.

   Property and equipment consist of the following:

                                                              December 31,
                                                           --------------------
                                                             1998       1999
                                                           --------  ----------
   Computer equipment and software........................ $419,489  $2,266,118
   Office equipment and furniture.........................   27,910     301,741
   Equipment under capital lease..........................   18,413     318,136
   Leasehold improvements.................................   16,800      79,517
   Motor vehicle..........................................      --       20,931
                                                           --------  ----------
                                                            482,612   2,986,443
   Less--Accumulated depreciation and amortization........  (98,756)   (792,924)
                                                           --------  ----------
                                                           $383,856  $2,193,519
                                                           ========  ==========

   For the years ended December 31, 1997, 1998 and 1999, depreciation expense was $8,745, $845,112 and $733,179, respectively. The net book value of property and equipment under capital leases was $11,748 and $258,953 at December 31, 1998 and 1999, respectively. Amortization expense for assets under capital lease was $2,469, $4,472 and $60,993 for the years ended December 31, 1997, 1998 and 1999 respectively. Amortization expense for assets under capital lease has been included in depreciation expense for all periods.

(3) Rodale Alliance

   In September 1999, the Company entered into a strategic relationship with Rodale Inc. (Rodale) whereby the Company issued 974,044 shares of common stock in exchange for rights to reproduce certain content, the right to utilize certain customer lists and the provision of certain advertising services. The shares issued at the close of the transaction were valued at approximately $16.8 million or $17.23 per share. In addition, the Company has paid an aggregate of $320,000 as one-time licensing fees with respect to the reproduction of certain Rodale content which was authored by third parties. The Company's Board of Directors had an independent valuation performed to assist in the allocation of the consideration paid for the various intangible rights and assets acquired from Rodale Inc. The value of the customer lists, advertisements and inserts were based on market prices. Any residual value was assigned to the value of the content.

   The Company's intangible assets and their estimated useful lives, which are based on the Company's independent valuation and the terms of the agreement with Rodale, consist of the following:

                                                       December 31,
                                                    ------------------   Useful
                                                     1998     1999        Life
                                                    ------ -----------  --------
   Customer lists..................................    --  $ 2,101,584   7 Years
   Prevention advertisements.......................    --    1,137,000  10 Years
   Inserts.........................................    --      463,731  10 Years
   Content.........................................    --   13,404,640   3 Years
                                                    ------ -----------
                                                       --   17,106,955
   Accumulated amortization........................    --   (2,199,106)
                                                    ------ -----------
                                                       --  $14,907,849
                                                    ====== ===========

   In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the carrying value of intangible assets will be periodically reviewed by the Company and impairments will be recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

(4) Agreement with Landmark

   In October 1999, the Company entered into an alliance with Landmark Healthcare, Inc. (Landmark) whereby, commencing in January 2000, Landmark will offer its members the opportunity to participate in a new Landmark nutritional supplement program, which will consist of co-branded, customized Web sites that display the Company's content and offer for sale certain of our products that the Company will design, develop and host for Landmark and significant Landmark clients. At the end of each quarter during the term of the Agreement, the Company has agreed to pay Landmark a cash fee or, alternatively, issue three-year warrants to purchase the Company's common stock, all based upon the number of new members and referring practitioners who participate in the joint program. Over the term of the agreement, the aggregate cash performance fees payable to Landmark will not exceed $6,000,000 or, alternatively, the number of shares underlying warrants issuable will not exceed 160,794 shares, with all warrants exercisable at a price per share equal to the fair market value of our common stock at the time of grant.

(5) Accrued Expenses

   Accrued expenses consist of the following:

                                                               December 31,
                                                            -------------------
                                                              1998      1999
                                                            -------- ----------
   Accrued professional services........................... $236,757 $  598,449
   Accrued marketing.......................................  243,299  1,699,018
   Accrued sales returns...................................      --      50,058
   Other accrued expenses..................................  201,300    669,707
                                                            -------- ----------
                                                            $681,356 $3,017,232
                                                            ======== ==========

(6) Employee Benefit Plans

   The Company has a savings plan (the 401(k) Plan), which qualifies as a defined contribution arrangement under Section 401(a), 401(k) and 501(a) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees on the payroll of the Company are eligible to participate in the 401(k) Plan. The Company will determine its contributions, if any, based on its current profits and/or retained earnings; however, no contributions have been made since the inception of the 401(k) Plan.

(7) Valuation and Qualifying Accounts

   A rollforward of the Company's reserve for sales returns is as follows:

                                  Balance at Additions             Balance at
                                  Beginning   Charged                 End
                                  of Period  to Expense Deductions of Period
                                  ---------- ---------- ---------- ----------
   For the years ended December
    31,
     1999........................   $ --      $80,128    $(30,070)  $50,058
     1998........................     --          --          --        --
     1997........................     --          --          --        --

(8) Debt

   In December 1998, the Company entered into a loan and security agreement (the Loan Agreement) with a bank (the Bank) to borrow up to $500,000 under a revolving credit facility (the Credit Facility) and/or a 36-month equipment term loan facility (the Equipment Loan). The interest rate per year on the Credit Facility is equal to the Bank's prime rate for the initial six months of the Credit Facility and the Bank's prime rate plus 25 basis points thereafter. The interest rate per year on the Equipment Loan is equal to the Bank's prime rate plus 75 basis points. The Bank's prime rate as of December 31, 1998 and 1999 was 7.75% and 8.5%, respectively. On the first advance date of the Equipment Loan, the Company may, at its option, elect a fixed interest rate on the Equipment Loan at a rate determined by the Bank which shall thereafter be applicable to all advances under the Equipment Loan. After the last advance date, the unpaid principal balance of the Equipment Loan is payable in 30 monthly installments of principal plus interest. As security for the loan, the Bank has a perfected security interest in all of the Company's personal property and in all proceeds and products thereof. To date, the Company has used the Credit Facility to fund corporate credit card expenses which under the terms of the Credit Facility may not exceed $200,000 at any time and are required to be repaid on a monthly basis.

   In December 1998, the Company entered into a subordinated loan and security agreement (the Subordinated Loan Agreement) with a commercial lender (the Commercial Lender). The Subordinated Loan Agreement allows the Company to borrow up to $3 million during the one-year period beginning December 1998, in minimum installments of $250,000 each at an interest rate of prime plus 50 basis points per year, fixed at the time of the advance. The Commercial Lender's prime rate as of December 31, 1998 and 1999 was 7.75% and 8.5%, respectively. Interest on each advance is due and payable in 12 equal monthly installments, followed by 24 equal monthly installments of principal and interest. As a condition to entering into the Subordinated Loan Agreement, the Commercial Lender required the Company to pay a commitment fee equal to 1% of the total amount available for borrowing, which has been fully expensed as of December 31, 1999. As security for the loan, the Commercial Lender has a perfected secondary security interest in the Company's personal property and in all proceeds and products thereof. In addition, the Commercial Lender may convert, on one occasion only, up to 30% of the original aggregate principal amount of all advances under the Subordinated Loan Agreement into shares of common stock at a price of $3.73 per share. The Subordinated Loan Agreement expired in December 1999 and to date, the Company has had no outstanding borrowings under the Subordinated Loan Agreement. In connection with the Subordinated Loan Agreement, the Company issued warrants to the Commercial Lender to purchase 63,960 shares of common stock with an exercise price of approximately $3.75 per share. These warrants are exercisable on the third anniversary of the effective date of the Company's initial public offering. These warrants were valued using the Black-Scholes option pricing model (see Note 10).

   In addition, the Company also entered into a master lease agreement (the Lease Agreement) with the Commercial Lender. Pursuant to the Lease Agreement, the Commercial Lender has agreed to lease to the Company certain equipment specifically approved by the Commercial Lender during the one-year period beginning December 1998, up to an aggregate purchase price of $300,000. The term of the lease is 48 months and the Company will have the option at the expiration of the initial term of the equipment lease to purchase all of the equipment for a purchase price not to exceed 15% of the equipment cost. As of December 31, 1998, the Company had no outstanding borrowings under the Lease Agreement. The Lease Agreement expired in December 1999 and as of December 31, 1999, the Company had $294,533 of borrowings under the Lease Agreement. Borrowings under the Lease Agreement have been accounted for as capital leases in accordance with SFAS No. 98, Accounting for Leases. In connection with the Lease Agreement, the Company issued warrants to purchase 2,399 shares of common stock with an exercise price of approximately $3.75 per share. These warrants are exercisable on the third anniversary of the effective date of the Company's initial public offering. These warrants were valued using the Black-Scholes option pricing model (see Note 10).

(9) Note Payable

   In 1997, the Company borrowed $35,000 from a vendor in the form of a promissory note (the Note), payable in monthly installments of $2,000 at an interest rate of 10% per year, commencing January 1, 1999. The Company also issued a total of 20,100 shares of common stock to the vendor, 10,050 of which related to the Note. The estimated value of the common stock was recorded as an original issue discount on the Note and will be amortized over the term of the Note. At December 31, 1998 and 1999, the balance on the Note, net of the original issue discount, was $27,634 and $16,104, respectively.

(10) Shareholders' Equity

 Reincorporation and Authorized Capital

   Prior to June 1998, the Company was incorporated in the Commonwealth of Pennsylvania with authorized capital of 10,000,000 shares of no par value common stock. In June 1998, the Company reincorporated in the state of Delaware with authorized capital of 40,000,000 shares of $0.01 par value common stock and 47,490,000 shares of $0.01 par value preferred stock. In May 1999, the Company increased its authorized common stock to 86,000,000 shares and increased its authorized preferred stock to 67,588,911 shares. In September 1999, the Company increased its authorized common stock to 93,300,000 shares.

 Preferred Stock

   Upon the closing of the Company's initial public offering, the Company's board of directors is authorized, without further vote or action by the stockholders, to issue from time to time up to an aggregate of

1,000,000 shares of preferred stock in one or more series and to fix or alter the designations, rights, preferences and privileges and any qualifications, limitations or restrictions of the shares of such series of preferred stock.

   Prior to the initial public offering, the Company had authorized Series A Preferred, Series B-1 Preferred, Series B-2 Preferred and Series C Preferred. At the time of the Company's initial public offering, all issued and outstanding Series A Preferred, Series B-1 Preferred and Series C Preferred automatically converted into approximately 0.13, 0.13 and 0.15 shares of common stock, respectively (see Note 15).

   In June and July 1998, the Company issued 21,854,839 shares of Series A Preferred at a price of $0.31 per share in conjunction with the Series A Preferred Financing and 1,290,323 shares of Series A Preferred in conjunction with the conversion of $400,000 in principal amount of secured convertible notes. Additionally, in July and November 1998, the Company issued 170,935 shares of Series A Preferred in consideration for the forgiveness of shareholder advances and loans payable.

   In December 1998 and January 1999, the Company issued 19,950,125 and 3,069,250 shares of Series B-1 Preferred, respectively, at a price of $0.5213 per share in conjunction with the Series B-1 Preferred Financing. The shares issued in January 1999 were issued pursuant to a binding agreement entered into in December 1998 and were included in the total shares of Series B-1 Preferred in the accompanying financial statements at December 31, 1998.

   In May 1999, the Company issued 18,409,629 shares of Series C Preferred at a price of $2.2787 per share in conjunction with the Series C Preferred Financing.

 Common Stock

   Each share of common stock entitles the holder to one vote per share. In April 1998, the Company effected a 5,000-for-1 stock split in the form of a stock dividend. All references in the financial statements to the number of shares and to per share amounts have been retroactively restated to reflect these changes.

   In September 1999, the Company entered into a strategic relationship with Rodale whereby the Company issued 974,044 shares of common stock in exchange for access to certain Rodale content, customer lists and advertising. (See Note
3).

   In October 1999, the Company's Board of Directors declared a reverse stock split of 1 share for every 7.463 shares of common stock then outstanding. The stock split became effective on December 8, 1999. Accordingly, the accompanying financial statements and footnotes have been restated to reflect the stock split.

 Warrants

   In April 1998, the Company issued warrants to purchase an aggregate of 40,199 shares of common stock at an exercise price of $0.07 per share, fair market value of common stock at date of grant, to a founding employee of the Company and to a nonemployee, early contributor to the Company. These warrants expire on April 29, 2003. Using the Black-Scholes option pricing model, the warrants issued to the nonemployee were valued at $385, which was recorded as expense in 1998 and 1999. In July 1999, approximately 6,700 warrants were exercised by the nonemployee.

   In May 1998, the Company issued detachable warrants in connection with a $400,000 secured convertible note financing (the Secured Convertible Note Financing) to purchase 34,580 shares of common stock at an exercise price of $2.31 per share. Using the Black-Scholes option pricing model, the warrants were valued at approximately $2,400 and were fully expensed at the conversion date, June 10, 1998. These warrants expire on May 1, 2006.

   As consideration for the Subordinated Loan Agreement and the Lease Agreement, the Commercial Lender received warrants to purchase 66,359 shares of common stock at a price of approximately $3.75 per share, fair market value of preferred stock at date of grant (see Note 8). Using the Black-Scholes option pricing model, the warrants were valued at $106,065 and were included in prepaid expenses, net of amortization, on the balance sheet at December 31, 1998. As of December 31, 1999, the amount had been fully amortized.

   In May 1999, the Company issued warrants in connection with the services provided by an investment bank (the Investment Bank) for the Series C Preferred Financing to purchase 18,376 shares of common stock at an exercise price of $20.41 per share, subject to adjustment of the conversion price of the Series C Preferred (see Note 15). As a result of the events described in Note 15, the option is currently exercisable for 24,696 shares of common stock at an exercise price of $16.38 per share. These warrants expire on May 12, 2004. Using the Black-Scholes option pricing model, the warrants issued to the Investment Bank were valued at $200,438 which was recorded as a reduction to the Series C Preferred Financing proceeds received in 1999.

   In June 1999, the Company issued warrants in connection with a lease agreement entered into with a landlord (the Landlord) to purchase an aggregate of up to 804 shares of the Company's common stock at an exercise price per share of $18.65, fair market value of the common stock at the date of grant. The warrants are exercisable at any time prior to June 22, 2002. Using the Black-Scholes option pricing model, the warrants issued to the landlord were valued at $9,665, which was recorded as expense in 1999.

 Stock Options

   In June 1998, the Company adopted the MotherNature.com, Inc. 1998 Stock Plan (the Plan), as amended in June 1998, which authorizes the Company to grant options to purchase up to an aggregate of 929,653 shares of common stock. Later in June 1998, the Plan was amended to increase the aggregate number of shares of common stock issuable under the Plan to 1,274,554. In May 1999, the Plan was amended again to increase the number of shares issuable under the Plan to 1,695,728 and in October 1999 the Plan was amended again to increase the number of shares issuable under the Plan to 1,945,739. Under the Plan, incentive and nonqualified stock options, awards of stock and opportunities to make direct purchases of stock may be granted to employees, officers, directors, independent contractors and consultants. Generally, options are granted by the Company's Board of Directors or the Compensation Committee of the Board of Directors. Each outstanding option granted under the Plan expires at various dates, not to exceed 10 years from the date of grant, and becomes exercisable in varying installments as determined by the Board of Directors or the Compensation Committee of the Board of Directors at the date of grant.

   In 1998 and 1999, the Company granted nonqualified stock options to purchase a total of 3,886 shares and 46,230 shares, respectively, of common stock to nonemployees under the Plan with immediate vesting. As prescribed by SFAS No. 123, the options were valued, using the Black-Scholes option pricing model, at $1,305, and $334,461, respectively, which was recorded as expense in the Company's statements of operations. In addition, in 1998 the Company granted nonqualified stock options to purchase a total of 294,788 shares of common stock to nonemployees under the Plan with a three-year vesting period as follows: 34% immediately and an additional 22% after years one, two and three. Using the Black-Scholes option pricing model, these options were valued at $60,000 and will be amortized to expense over the vesting period. For the years ended December 31, 1998 and 1999 $23,500 and $3,318, respectively, was recorded as expense. During 1999, all the unvested options related to these grants were cancelled.

 1999 Stock Plan

   The 1999 Stock Plan was adopted by the Board of Directors in July 1999 and approved by the stockholders in October 1999. The 1999 Stock Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries, including incentive stock options and nonqualified stock options and other equity-based awards. Incentive stock options may be granted only to the Company's employees. A total of 118,473 shares of common stock may be issued upon the exercise of options or other awards granted under the 1999 Stock Plan. The maximum number of shares that may be granted to any employee under the 1999 Stock Plan shall not exceed 59,236 shares of common stock during any calendar year. No options or other equity-based awards have been granted to date under the 1999 Stock Plan.

 1999 Employee Stock Purchase Plan

   The 1999 Employee Stock Purchase Plan was adopted by the Board of Directors in July 1999 and approved by the stockholders in October 1999. The 1999 Employee Stock Purchase Plan provides for the issuance of a maximum of 100,496 shares of common stock.

   The 1999 Employee Stock Purchase Plan is administered by the Board of Directors and the Compensation Committee. All of the Company's employees whose customary employment is for more than 20 hours per week and for more than three months in any calendar year and who have completed more than 90 days of employment with the Company on or before the first day of any six-month payment period are eligible to participate in the 1999 Employee Stock Purchase Plan. Outside directors and employees who would own 5% or more of the total combined voting power of value of the Company's stock immediately after the grant may not participate in the 1999 Employee Stock Purchase Plan. To participate in the 1999 Employee Stock Purchase Plan, an employee must authorize the Company to deduct an amount not less than 1% nor more than 10% of a participant's total cash compensation from his or her pay during six-month payment periods. The first payment period will commence on July 1, 2000 and end on December 31, 2000. Thereafter, the payment periods will commence on the first day of January and July and end on the last day of the following June and December, respectively, of each year, but in no case shall an employee be entitled to purchase more than 50 shares in any one payment period. The per share purchase price for the option granted in each payment period is 85% of the lesser of the average market price of the common stock on the first or last business day of the payment period, in either event rounded up to the nearest cent. If an employee is not a participant on the last day of the payment period, such employee is not entitled to exercise his or her option and the amount of his or her accumulated payroll deductions will be refunded. Options granted under the 1999 Employee Stock Purchase Plan may not be transferred or assigned. An employee's rights under the 1999 Employee Stock Purchase Plan terminate upon his or her voluntary withdrawal from the plan at any time or upon termination of employment. No options have been granted to date under the 1999 Employee Stock Purchase Plan.

   The following table summarizes the Company's stock option activity:

                                                                        Weighted
                                                                        Average
                                                             Number of  Exercise
                                                              Shares     Price
                                                             ---------  --------
   Balance, December 31, 1997...............................       --    $  --
     Options granted........................................ 1,367,512     0.30
     Options canceled.......................................  (158,806)    0.22
     Options exercised......................................   (15,662)    0.22
                                                             ---------
   Balance, December 31, 1998............................... 1,193,044     0.31
     Options granted........................................ 1,096,136    14.52
     Options canceled.......................................  (387,882)    3.57
     Options exercised......................................  (296,408)    0.36
                                                             ---------
   Balance, December 31, 1999............................... 1,604,890   $ 9.22
                                                             =========   ======

   Options granted, net of $378,679 in option cancellations during fiscal 1998 resulted in a total deferred compensation amount of $2,691,202. Options granted, net of $770,642 in option cancellations during fiscal 1999 resulted in a total deferred compensation amount of $257,521. These amounts will be recognized as compensation expense over the vesting period. During fiscal 1998 and 1999, such compensation expense amounted to $401,745 and $667,958, respectively. At December 31, 1998 and 1999, 65,848 and 28,779 shares of common stock, respectively, were available for future grant under the Plan.

   The following table summarizes information about options outstanding and exercisable at December 31, 1999:

                          Weighted Average    Weighted                   Weighted
   Exercise     Options      Remaining        Average       Options      Average
    Price     Outstanding Contractual Life Exercise Price Exercisable Exercise Price
   --------   ----------- ---------------- -------------- ----------- --------------
    $ 0.22       437,740     8.52 years        $ 0.22        79,871       $ 0.22
    $ 0.75       212,596     8.98 years        $ 0.75        47,313       $ 0.75
    $ 2.99        88,437     9.06 years        $ 2.99         9,380       $ 2.99
    $ 5.22         9,862     9.09 years        $ 5.22         3,564       $ 5.22
    $ 7.46        26,532     9.23 years        $ 7.46         4,186       $ 7.46
    $10.00       323,891     9.80 years        $10.00        17,287       $10.00
    $10.19         2,010     9.97 years        $10.19           299       $10.19
    $14.93        55,207     9.36 years        $14.93         2,814       $14.93
    $18.66        27,336     9.47 years        $18.66         5,829       $18.66
    $22.39       421,279     9.60 years        $22.39        34,355       $22.39
               ---------                                    -------
    $0.22-
     22.39     1,604,890     9.22 years        $ 9.22       204,898       $ 5.99
               =========                                    =======

   If the Company had accounted for the Plan and for the warrants issued in connection with the Secured Convertible Note Financing in accordance with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                               Years Ended December, 31
                                          ------------------------------------
                                            1997        1998          1999
                                          ---------  -----------  ------------
   Net loss, as reported................. $(159,532) $(7,012,429) $(59,107,774)
   Net loss, pro forma................... $(159,532) $(7,053,492) $(60,109,312)
   Basic and diluted net loss per common
    share, as reported................... $   (0.25) $    (10.43) $     (31.48)
   Basic and diluted net loss per common
    share, pro forma for the effect of
    SFAS No. 123......................... $   (0.25) $    (10.49) $     (32.02)

   The fair value of each option grant and of the warrants issued in connection with the Secured Convertible Note Financing was calculated using the Black-Scholes option pricing model. For the year ended December 31, 1998, the weighted average value was calculated using an expected life of approximately four years (two years for nonqualified stock options), a dividend yield of 0%, a risk-free interest rate of 5.40% and a volatility of 100%. For the year ended December 31, 1999 the weighted average value was calculated using an expected life of approximately four years (two years for nonqualified stock options), a dividend yield of 0%, a risk-free interest rate of 6.40% and a volatility of 100%. The weighted average fair value of options granted during 1998 and 1999 using the Black-Scholes option pricing model was $0.2120 and $10.2556, respectively.

(11) Commitments and Contingencies

   The Company currently leases office and distribution center facilities and fixed assets under noncancelable operating and capital leases. Rental expense under operating lease agreements for 1997, 1998 and 1999 was $4,000, $81,400 and $393,225, respectively.

   Future minimum commitments as of December 31, 1999 are as follows:

                                               Capital  Operating
                                                Leases    Leases   Advertising
                                               -------- ---------- -----------
   Year ending December 31,
     2000..................................... $ 85,716 $  672,208  $278,989
     2001.....................................   85,716  1,045,503       --
     2002.....................................   85,716  1,015,605       --
     2003.....................................   78,573  1,035,634       --
     2004.....................................      --     987,061       --
     Thereafter...............................      --     454,156       --
                                               -------- ----------  --------
   Total minimum lease payments...............  335,721 $5,210,167  $278,989
                                               -------- ----------  --------
     Less imputed interest....................   41,187
                                               --------
   Present value of net minimum lease
    payments..................................  294,534
     Less current portion.....................   68,031
                                               --------
   Long-term capital lease obligation......... $226,503
                                               ========

   As of December 31, 1999, the Company had media purchase commitments, which consist of offline advertising, totalling approximately $1,850,000. The offline advertising includes network radio commitments, which will expire by the second quarter of 2000.

   From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in the financial position or results of operations of the Company.

(12) Income Taxes

   Due to losses incurred since inception of the Company, there is no income tax provision or payable in any of the periods presented. As of December 31, 1998, the Company had approximately $6.8 million of federal tax net operating loss carryforwards which begin to expire in 2011. As of December 31, 1999, The Company had approximately $55.6 million of federal net operating loss carryforwards which begin to expire in 2011. The net deferred tax asset of the Company related to the net operating losses is approximately $2.7 million and $22.4 million as of December 31, 1998 and 1999, respectively. A full valuation allowance was established for the deferred tax asset, as realization of the tax benefit is not reasonably assured.

   Significant items giving rise to deferred tax assets and deferred tax liabilities at December 31, 1998 and 1999, are as follows:

                                                            December 31,
                                                      -------------------------
                                                         1998          1999
                                                      -----------  ------------
   Deferred tax assets--
     Nondeductible accruals.......................... $   162,374  $    420,264
     Nondeductible reserves..........................          --       246,813
     Intangible assets...............................          --     1,005,031
     Other deferred tax assets.......................      (1,553)      328,815
     Net operating loss carryforwards................   2,719,000    22,375,663
                                                      -----------  ------------
       Total deferred tax assets.....................   2,879,821    24,376,586
   Deferred tax liabilities..........................      (5,708)           --
   Valuation allowance...............................  (2,874,113)  (24,376,586)
                                                      -----------  ------------
   Total net deferred tax assets (liabilities)....... $        --  $         --
                                                      ===========  ============

   In addition, the Company's utilization of its net operating loss carryforwards may be limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in ownership in excess of 50%, as defined.

(13) Significant Suppliers

   The Company purchases a majority of its product from two suppliers. These suppliers accounted for approximately 51% of the Company's inventory purchases in 1998 and 53% in 1999. One of these suppliers accounted for 44% of the Company's inventory purchases in 1997. The Company has no long-term contracts or arrangements with any of its vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company on current terms or that the Company will be able to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable credit terms.

(14) Related Party Transactions

   The Company leases office space from a shareholder under a noncancelable operating lease. For the years ended December 31, 1997, 1998 and 1999, rent expense on this lease was $4,000, $41,400 and $37,855, respectively. As of December 31, 1998 and 1999, the remaining commitment under the lease was $28,400 and $0, respectively.

   The Company purchases inventory from a vendor, which is owned by a shareholder's relative. For the years ended December 31, 1998 and 1999, the Company purchased $11,255 and $86,525 of inventory, respectively, from the vendor.

   The Company has a Web site hosting agreement with Navisite, Inc. Navisite, Inc. is a majority owned subsidiary of CMGI, Inc. CMGI, Inc., through its venture capital fund, CMG@Ventures II, LLC, owns greater than 5% of the Company's outstanding common stock. During the year ended December 31, 1998 and 1999, the Company paid service fees to Navisite, Inc. of $22,643 and $101,940, respectively.

(15) Initial Public Offering

   In July 1999, the Company's Board of Directors authorized management to file a registration statement with the Securities and Exchange Commission to permit the Company to sell shares of its common stock to the public.

   Also in July 1999, the Company filed an amendment to its certificate of incorporation increasing the number of shares of common stock into which each share of Series C Preferred will automatically convert in connection with a public offering of its equity securities from approximately 0.13 shares of common stock to approximately 0.14 shares of common stock, subject to certain conditions related to the offering. At the same time, holders of the series A shares, series B-1 shares and series C shares agreed to automatic conversion of their series A shares, series B-1 shares and series C shares, respectively, into shares of the Company's common stock.

   In October 1999, the Company's Board of Directors approved, subject to stockholder approval, an amendment to the Company's certificate of incorporation increasing the number of shares of common stock into which each share of Series C Preferred will automatically convert, in connection with a public offering of its equity securities from approximately 0.14 shares of common stock to approximately 0.15 shares of common stock, subject to certain conditions related to the offering. This amendment to the Company's certificate of incorporation also prevented any further adjustments to the number of shares of common stock issuable upon conversion of the Series C Preferred.

   Pursuant to antidilution adjustments, upon exercise of the warrant issued to the Investment Bank for services provided in connection with the Series C Preferred Financing, an additional 6,320 shares of common stock will be issuable. Upon completion of the Company's initial public offering, the Series A, Series B-1 and Series C Preferred converted into 9,055,392 shares of common stock. Of the shares, the Series C Preferred stockholders received 379,889 additional shares of common stock that were issued as an inducement to convert their shares at the consummation of the offering. The value of the shares, approximately $4.9 million based upon the initial public offering price of $13.00 per share, was treated similarly to a special dividend to the preferred stockholders and accounted for at the time of the offering within equity through the accumulated deficit and additional paid-in capital accounts.

   On December 9, 1999, the Company's registration statement on Form S-1 became effective. The managing underwriters were Bear, Stearns & Co., Inc., Hambrecht & Quist, and Wit Capital Corporation. The offering consisted of 4,100,000 shares of the Company's common stock. The aggregate gross proceeds from the shares offered and sold was $53.3 million. After deducting approximately $3.7 million in underwriting discounts and commissions and approximately $1.2 million in other expenses, the Company received net proceeds of $48.4 million.

(16) Quarterly Results (Unaudited)

   The following tables contain selected unaudited Statement of Operations data for each quarter of fiscal years 1998 and 1999. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                       Year Ended December 31, 1998
                            -----------------------------------------------------
                            1st Quarter  2nd Quarter   3rd Quarter   4th Quarter
                            -----------  ------------  ------------  ------------
   Net sales............... $   149,165  $    105,077  $    116,921  $    105,386
   Gross profit............      52,525        52,811        40,403       (87,188)
   Net loss................     (13,836)     (647,552)   (3,148,816)   (3,202,225)
   Basic and diluted net
    loss per share(1)...... $     (0.02) $      (0.97) $      (4.70) $      (4.75)
   Shares used in
    computation of basic
    and diluted loss per
    share..................     669,972       669,972       669,972       674,568
                                       Year Ended December 31, 1999
                            -----------------------------------------------------
                            1st Quarter  2nd Quarter   3rd Quarter   4th Quarter
                            -----------  ------------  ------------  ------------
   Net sales............... $   250,877  $    703,773  $  1,634,398  $  3,179,476
   Gross profit............      27,423        82,897       214,990       151,531
   Net loss - Common
    shareholders...........  (3,989,998)  (11,010,494)  (18,785,543)  (25,321,739)
   Basic and diluted net
    loss per share(1)...... $     (5.82) $     (13.67) $     (17.96) $      (5.13)
   Shares used in
    computation of basic
    and diluted loss per
    share..................     685,656       805,467     1,045,812     4,937,015

--------
(1) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning the directors and executive officers of the Company, their terms of office, the periods during which they have served, their personal business experiences will be included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended December 31, 1999 and is specifically incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Information regarding compensation of the Company's directors and executive officers will be included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended December 31, 1999 and is specifically incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock will be included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended December 31, 1999 and is specifically incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information regarding certain relationships and transactions, if any, between the Company and its directors, director-nominees, executive officers, and the family members of these individuals will be included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended December 31, 1999 and is specifically incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   Item 14(a). The following documents are filed as part of this Annual Report on Form 10-K:

     1. Item 14(a)(1) and (2). See "Index to Financial Statements and Financial Statement Schedule" at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules are omitted as the required information is not applicable or is included in the financial statements or notes thereto.

     2. Item 14(a)(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

   Exhibit No.                            Description
   -----------                            -----------
     3.1       First Amended and Restated Certificate of Incorporation of the
               Registrant (filed herewith).

     3.2       Amended and Restated By-laws of the Registrant (filed herewith).

     4.1(1)    Specimen Certificate for shares of the Registrant's Common Stock
               (Exhibit 4.1).

    10.1+(1)   1998 Stock Plan (Exhibit 10.1).

    10.2+(1)   1999 Stock Plan (Exhibit 10.2).

    10.3+(1)   1999 Employee Stock Purchase Plan (Exhibit 10.3).

    10.4(1) Content License and Marketing Agreement between Rodale Inc. and the Registrant, dated September 17, 1999; Schedule A to the
               Content License and Marketing Agreement between Rodale Inc. and the Registrant, dated September 17, 1999; and the Purchase
               Agreement between Rodale Inc. and the Registrant, dated
               September 17, 1999 (Exhibit 10.4).

    10.5(1)    Sublease Agreement between Prevision Marketing, Inc. and the
               Registrant, dated March 26, 1999, including the Lease between
               New England Farms Limited Partnership and Prevision Marketing,
               Inc., dated October 25, 1996, as amended by an Amendment to Lease and Consent to Sublease, dated March 30, 1999 (Exhibit
               10.5).

    10.6(1)    Lease Agreement between Carl E. Breyer, Jr., Raymond P.
               Pieczarka and Stephen Spinelli, Jr., Trustees of Park Place
               Brookdale Realty Trust, and the Registrant, dated June 18, 1999
               (Exhibit 10.6).

    10.7(1)    Lease between Rosemary Nicholson, Trustee of Padala Realty
               Trust, and the Registrant, dated June 11, 1998 (Exhibit 10.7).

    10.8(1) Second Amended and Restated Registration Rights Agreement dated as of May 12, 1999 as amended on September 17, 1999 (Exhibit
               10.10).

    10.9+(1) Employment Agreement between Michael Barach and the Registrant, dated September 1999 (Exhibit 10.12).

    10.10+ Severance agreement between Michael Bayer and the Registrant dated October 19, 1999 (filed herewith).

    27.1       Financial Data Schedule (filed herewith).

--------
+ Indicates a management contract or any compensatory plan, contract or arrangement.
(1) Previously filed as an exhibit to Registration Statement No. 333-85139 on Form S-1 and incorporated by reference. The number given in parentheses indicates the corresponding exhibit in such Form S-1.

   Item 14(b) Reports on Form 8-K.

   We did not file any Current Reports on Form 8-K during the three months ended December 31, 1999.

   Item 14(c) Exhibits.

   The Company hereby files as exhibits to this Annual Report on Form 10-K those exhibits listed in Item 14(a)(2) above.

   Item 14(d) Financial Statement Schedules.

   None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MotherNature.com, Inc.

Date: March 30, 2000
                                                 /s/ Michael I. Barach
                                          By: _________________________________
                                                     Michael I. Barach
                                                 President, Chief Executive
                                                    Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Michael I. Barach            President, Chief Executive   March 30, 2000
______________________________________  Officer and Director
          Michael I. Barach             (Principal Executive
                                        Officer)

       /s/ Michael L. Bayer            Chief Financial Officer,     March 30, 2000
______________________________________  Treasurer and Secretary
           Michael L. Bayer             (Principal Financial
                                        Officer)

       /s/ Placido Corpora             Director                     March 30, 2000
______________________________________
           Placido Corpora

       /s/ Michael Greeley             Director                     March 30, 2000
______________________________________
           Michael Greeley

        /s/  Keith Kerman              Director                     March 30, 2000
______________________________________
             Keith Kerman

        /s/  Brent Knudsen             Director                     March 30, 2000
______________________________________
            Brent Knudsen

         /s/  Jason Olim               Director                     March 30, 2000
______________________________________
              Jason Olim

        /s/  Marc Poirier              Director                     March 30, 2000
______________________________________
             Marc Poirier