Form 10-Q
period 2000-03-31
MOTHERNATURE COM INC
filed 2000-05-15
CIK 1076055

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2000

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______to______

                       Commission File Number 000 27037

                            MOTHERNATURE.COM, INC.
            (Exact name of registrant as specified in its charter)


   Delaware                                      23-2832064
   (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)             Identification No.)


                     One Concord Farms, 490 Virginia Road
                         Concord, Massachusetts 01742
                   (Address of principal executive offices)


  Registrant's telephone number, including area code: (978) 929-2000
                                                      --------------

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes /x/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at April 30, 2000

Common Stock, $0.01 par value                        15,119,556

                            MOTHERNATURE.COM, INC.
                                   FORM 10-Q
                     For the Quarter ended March 31, 2000
                                     INDEX




                                                                         PAGE
                                                                         ----

PART I    FINANCIAL INFORMATION                                            3
Item 1.   a)   Balance Sheets at March 31, 2000 and                        3
               December 31, 1999

          b)   Statements of Operations for the Three Months Ended         4
               March 31, 2000 and 1999

          c)   Statements of Cash Flows for the Three Months Ended         5
               March 31, 2000 and 1999

          d)   Notes to Financial Statements                               6

Item 2.   Management's Discussion and Analysis of Financial Condition      9
          and Results of Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk       23

PART II   OTHER INFORMATION                                               24
Item 1.   Legal Proceedings                                               24
Item 2.   Changes in Securities and use of Proceeds                       24
Item 3    Defaults upon Senior Securities                                  *
Item 4.   Submission of Matters to a Vote of Security Holders              *
Item 5.   Other Information                                                *
Item 6.   Exhibits and Reports on Form 8-K                                25
Signatures                                                                26

* No information provided due to inapplicability of this item.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             MOTHERNATURE.COM, INC.
                                 BALANCE SHEETS
                 (in thousands,except share and per share data)
                                  (unaudited)


                                                    December 31,     March 31,
                                                        1999           2000
                                                    ------------     ---------
                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                        $ 44,152       $ 34,710
     Accounts receivable                                   183            246
     Inventories                                         2,251          1,864
     Prepaid advertising and other expenses              7,593          2,367
                                                      --------       --------
                        Total current assets            54,179         39,187

Property and equipment, net                              2,194          1,936
Intangible assets                                       14,908         13,252
Other assets                                                93             81
                                                      --------       --------

                        Total assets                  $ 71,374       $ 54,456
                                                      ========       ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                 $  1,925       $  1,304
     Accrued expenses                                    3,018          2,446
     Accrued compensation                                  364            989
     Other current liabilities                              29             24
     Current portion of capital lease obligations           68             69
     Current portion of notes payable                       16              9
                                                      --------       --------
        Total current liabilities                        5,420          4,841

Long-term portion of capital lease obligations             226            209
Other liabilities                                           32             39

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value:
     Authorized 93,300,000 shares; issued and
     outstanding 15,118,198 and 15,119,556 shares
     at December 31, 1999 and March 31, 2000,
     respectively                                          151            151
Additional paid-in-capital                             133,784        133,432
Deferred compensation                                   (1,879)        (1,390)
Accumulated deficit                                    (66,360)       (82,826)
                                                      --------       --------
                        Total shareholders' equity      65,696         49,367
                                                      --------       --------
        Total liabilities and shareholders' equity    $ 71,374       $ 54,456
                                                      ========       ========


The accompanying notes are an integral part of these financial statements.

                            MotherNature.com, Inc.

                           STATEMENTS OF OPERATIONS
               (in thousands, except share and  per share data)
                                  (unaudited)


                                          Three Months Ended March 31,
                                         -----------------------------
                                         1999                  2000
                                    --------------        --------------
Net sales                             $      251            $     4,079
Cost of sales                                224                  2,911
                                    --------------        --------------
     Gross profit                             27                  1,168
                                    --------------        --------------
Operating expenses
     Selling and marketing                 2,553                 13,644
     Product development                     880                  1,748
     General and administrative              647                  2,720
                                    --------------        --------------
     Total operating expenses              4,080                 18,112

     Operating loss                       (4,053)               (16,944)
                                    --------------        --------------
Interest income                               72                    497
Interest expense                              (9)                   (19)
                                    --------------        --------------
     Net loss                         $   (3,990)           $   (16,466)
                                    ==============        ==============
Basic and diluted net loss per
     common share                     $    (5.82)           $     (1.09)
                                    ==============        ==============
Shares used to compute basic
     and diluted net loss per
     common share                        685,656             15,118,578
                                    ==============        ==============
Pro forma basic and diluted net
     loss per common share            $    (0.58)           $     (1.09)
                                    ==============        ==============
Shares used to compute pro forma
     basic and diluted net loss
     per common share                  6,894,362             15,118,578
                                    ==============        ==============



 The accompanying notes are an integral part of these financial statements.

                             MotherNature.com, Inc.

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                --------------  --------------
                                                       1999          2000
                                                --------------  --------------
OPERATING ACTIVITIES:
Net loss                                            $ (3,990)    $ (16,466)
Adjustments to reconcile net loss to
  net cash used in operating activities-
     Depreciation and amortization                        84           316
     Loss on disposal of equipment                         8             2
     Compensation expense relating to
       common stock options and warrants                   8            34
     Amortization of deferred compensation                 -           158
     Amortization of debt discount                         2             1
     Amortization of intangible assets                     -         1,656
Changes in operating assets and liabilities-
         Accounts receivable                             (17)          (63)
         Inventories                                    (163)          387
         Prepaid expenses                               (409)        5,226
         Other assets                                    (88)           12
         Accounts payable                                472          (621)
         Accrued expenses                                111          (572)
         Accrued compensation                             27           625
         Other current liabilities                        (1)           (5)
         Other liabilities                                 -             7
                                                --------------   ------------
          Net cash used in operating activities       (3,956)       (9,303)

INVESTING ACTIVITIES:
     Purchases of property and equipment                (290)          (60)

FINANCING ACTIVITIES:
     Repayments of capital lease obligations             (10)          (16)
     Repayments of notes payable                          (5)           (7)
     Proceeds from Series B preferred
        stock offering, net of issuance costs          1,597             -
     Proceeds from initial public offering,
        net of issuance costs                              -           (56)
                                                --------------   ------------
            Net cash provided by (used in)
                financing activities                   1,582           (79)
                                                --------------   ------------
            Net decrease in cash and
                cash equivalents                      (2,664)       (9,442)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        11,243        44,152
CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 8,579      $ 34,710
                                                ==============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest        $    37      $     14
                                                ==============   ============
     Cash paid during the period for taxes           $     5      $      8
                                                ==============   ============




   The accompanying notes are an integral part of these financial statements.

                             MotherNature.com, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000


(1) DESCRIPTION OF BUSINESS

  MotherNature.com, Inc. (MotherNature.com or the Company), is an online retail store and information site for vitamins, supplements, minerals and other natural and healthy living products. The Company currently offers more than 14,000 products on its site and can special order additional products through its supplier relationships. MotherNature.com also provides educational and authoritative news and information about its products and healthy living in general.

  The Company intends to build upon its retail business strengths, including its knowledge of the natural products industry, memorable brand name, wealth of content, broad product assortment and warehousing and customer service capabilities, to begin the expansion of its business strategy beyond the retail market.

  Since its inception, the Company has incurred significant losses and as of March 31, 2000 had an accumulated deficit of approximately $82.8 million. The Company has incurred costs to develop and enhance its technology, to create, introduce and enhance its Web site, to establish marketing and distribution relationships and to build its administrative organization. The Company believes that it will incur substantial operating losses for the foreseeable future; in addition, there can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future.

  The Company has been funded principally from the issuance of preferred stock in June/July 1998, December 1998/January 1999 and May 1999 (the Series A, B-1 and C Preferred Financings) with gross proceeds of $7.2 million, $12.0 million and $42.0 million, respectively. In addition, on December 10, 1999,the Company completed its initial public offering with gross proceeds of $53.3 million (see
Note 7).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of MotherNature.com, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the quarter ended March 31, 2000 may not be indicative of the results that may be expected for the year ended December 31, 2000, or any other period.

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

It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company had no material comprehensive income in any of the periods presented.

Segment Information

 The Company complies with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company identifies its operating segments based on business activities and management responsibility. The Company operates in a single business segment selling vitamins, supplements, minerals and other natural and healthy living products online. International sales were 17% and 5% of revenues for the first quarter of 1999 and 2000, respectively.

(3) NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted number of common shares outstanding for all periods presented. Diluted net loss per share reflects the dilutive effect of shares under option plans, warrants and convertible preferred stock. Potentially dilutive shares outstanding during the period have been excluded from diluted net loss per share because their effect would be anti-dilutive. There are 7,304,557 and 1,548,052 potentially dilutive shares as of March 31, 1999 and 2000, respectively.

Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effect of the automatic conversion of the Company's convertible preferred stock into shares of the Company's common stock.

The weighted average common shares outstanding, including the dilutive effect of outstanding options and warrants, and the pro forma weighted average number of common shares outstanding for the periods ended March 31, 1999 and 2000 are as follows:


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                          1999       2000
                                                          -----      -----
Weighted average common shares used in basic and          685,656  15,118,578
 diluted EPS calculation
Weighted average convertible preferred shares
 assumed to convert to common shares                    6,208,706           0
                                                        ---------   ---------
Weighted average number of common shares used in pro
 forma basic and diluted EPS calculation                6,894,362  15,118,578
                                                        =========  ==========


(4) NEW ACCOUNTING PRONOUNCEMENTS

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The SEC deferred the effective date of this bulletin to the second quarter of 2000. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We believe that the impact of SAB 101 will not have a material effect on our financial position or results of operations.

(5) SIGNIFICANT SUPPLIERS

 The Company purchases a majority of its product from two suppliers. These suppliers accounted for approximately 48% and 55% of the Company's inventory purchases in the first quarter of 1999 and 2000, respectively. The Company has no long-term contracts or arrangements with any of its vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company on current terms or that the Company will be able to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable credit terms.


(6) RELATED PARTY TRANSACTIONS

  The Company has, in the past, purchased inventory from a vendor which is owned by a shareholder. For the quarter ended March 31, 1999, the Company purchased $18,000 of inventory from this vendor. The Company did not purchase inventory from this vendor during the first quarter of 2000.

  The Company has a Web site hosting agreement with Navisite, Inc. CMGI, Inc. owns approximately 70% of the Navisite's outstanding common stock. During the quarters ended March 31, 1999 and 2000, the Company paid service fees to Navisite, Inc. of $10,000 and $44,000, respectively.

(7) INITIAL PUBLIC OFFERING

  In July 1999, the Company's Board of Directors authorized management to file a registration statement with the Securities and Exchange Commission to permit the Company to sell shares of its common stock to the public.

  Also in July 1999, the Company filed an amendment to its certificate of incorporation increasing the number of shares of common stock into which each share of Series C Preferred would automatically convert in connection with a public offering of its equity securities from approximately 0.13 shares of common stock to approximately 0.14 shares of common stock, subject to certain conditions related to the offering. At the same time, holders of the series A shares, series B-1 shares and series C shares agreed to automatic conversion of their series A shares, series B-1 shares and series C shares, respectively, into shares of the Company's common stock.

  In October 1999, the Company's Board of Directors approved, subject to stockholder approval, an amendment to the Company's certificate of incorporation increasing the number of shares of common stock into which each share of Series C Preferred would automatically convert, in connection with a public offering of its equity securities from approximately 0.14 shares of common stock to approximately 0.15 shares of common stock, subject to certain conditions related to the offering. This amendment to the Company's certificate of incorporation also prevented any further adjustments to the number of shares of common stock issuable upon conversion of the Series C Preferred.

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

  On December 9, 1999, the Company's registration statement on Form S-1 became effective. The managing underwriters were Bear, Stearns & Co., Inc.; Hambrecht & Quist; and Wit Capital Corporation. The offering consisted of 4,100,000 shares of the Company's common stock. The aggregate gross proceeds from the shares offered and sold was $53.3 million. After deducting approximately $3.7 million in underwriting discounts and commissions and approximately $1.2 million in other expenses, the Company received net proceeds of $48.4 million.

(8) AGREEMENT WITH LANDMARK

  In the fourth quarter of 1999, the Company entered into an alliance with Landmark Healthcare, Inc. (Landmark) whereby, effective in January 2000, Landmark offered its members the opportunity to participate in a new Landmark nutritional supplement program, which will consist of co-branded, customized Web sites that displayed the Company's content and offer for sale certain of our products that the Company designed, developed and hosted for Landmark and significant Landmark clients. At the end of each quarter during the term of the Agreement, the Company has agreed to pay Landmark a cash fee or alternatively, issue three-year warrants to purchase the Company's common stock, all based upon the number of new members and referring practitioners who participate in the joint program. For the quarter ended March 31, 2000, the Company paid Landmark a small cash fee. Over the term of the agreement, the aggregate cash performance fees payable to Landmark will not exceed $6,000,000 or, alternatively, the number of shares underlying warrants issuable will not exceed 160,794 shares, with all warrants exercisable at a price per share equal to the fair market value of our common stock at the time of grant.

(9) SUBSEQUENT EVENTS

  On May 1, 2000, the Company's Board of Directors authorized a re-pricing of certain outstanding stock options, which includes options held by executive officers. As a result, the Company has offered to replace 684,963 stock options granted at exercise prices between $2.99 and $22.39, with 684,963 options at an exercise price of $2.6875, the fair market value of the Company's common stock on the date of the re-pricing. The vesting schedules remain unchanged from the original option grants. The Company will account for this re-pricing under FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25. The interpretation states that the re-pricing results in variable plan accounting commencing at July 1, 2000, the effective date of the interpretation. As such, each quarter the Company will mark the re-priced options to market subsequent to the effective date, with any changes in the fair market value of the common stock charged to compensation expense.

  On May 2, 2000, the Company loaned $125,000 to an executive officer, pursuant to a full-recourse, promissory note that bears interest at a floating rate of prime plus two percentage points per year and is payable in full on April 14, 2003. Commencing on January 1, 2001, principal and interest will be forgiven in equal monthly installments for services rendered through the date of termination or the maturity date, whichever is earlier.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  We are an online retail store and information site for vitamins, supplements, minerals and other natural and healthy living products. By offering over 14,000 products on our site, we provide one-stop shopping for customers, 24 hours a day, seven days a week. Our online store, www.MotherNature.com, offers educational and authoritative information, broad product selection, a high level of customer service, competitive pricing and easy-to-use navigation and search capabilities. We have continued to focus on building our organization, developing our technology infrastructure, further developing and upgrading our Web site, increasing customer traffic and sales, expanding our product assortment, promoting our brand and enhancing our fulfillment and customer service operations. During 1999 we invested in an aggressive, offline advertising campaign, supplemented by online advertising, business incentive programs, direct marketing and a public relations campaign. Although we believe our offline advertising campaign was successful in increasing consumer awareness of our site, acquiring new customers, and generating sales revenues, we believe the campaign has accomplished our objectives and plan to limit our offline advertising in order to reduce marketing costs. In the future, we plan to focus our advertising efforts using what we believe are more cost-effective methods for customer acquisition, including online advertising, targeted email solicitations and other direct marketing initiatives, and business incentive programs.

  The success of these efforts has been demonstrated by our growth in quarterly revenues, which have increased quarter over quarter during 1999 and grew from $251,000 in the first quarter of 1999 to $4.1 million in the first quarter of 2000. In order to manage the increase in our site traffic and revenues, we have expanded and continue to upgrade our site, order fulfillment operations and organizational infrastructure. This expansion to date includes enhancing the features and functions on our site, adding server and database capacity, building our internally developed order fulfillment and logistics system, moving our order fulfillment center to a 25,000 square foot facility in Springfield, Massachusetts and adding to our management and employee team, which totaled 161 employees as of March 31, 2000. Despite the growth in our revenues, we continue to incur significant net losses. We have not achieved profitability and expect to incur operating losses in future periods.

  We intend to build upon our retail business strengths, including our knowledge of the natural products industry, memorable brand name, wealth of content, broad product assortment and warehousing and customer service capabilities, to:
  .  offer the broadest selection of natural, earth-friendly products;
  . operate as a solution-based retailer and wholesaler by integrating content and commercial capabilities;
  . own our fulfillment and customer service operations; and . expand our business beyond the retail market to address the needs of natural and healthy living product retailers and manufacturers.

  We recognize revenue at the time of shipment. Cash is generally collected in less than a week as substantially all of our sales are paid for by credit card. Advertising expenditures are expensed as incurred.

Results of Operations
Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

  Net Sales. Net sales consist of product sales to customers net of product returns, promotional discounts and coupons, and include shipping and handling charges. Net sales increased more than 15 times to $4.1 million for the three months ended March 31, 2000 from $251,000 for the three months ended March 31, 1999. This reflects the increase in orders received during the quarter ended March 31, 2000, to approximately 147,000 as compared to 10,000 in the first quarter of 1999. This increase in orders was driven by an increase in our customer base. We added 102,000 new customers in the first quarter of 2000, bringing the cumulative customer count to approximately 350,000, compared to 10,000 cumulative customers at the end of the first quarter of 1999.

  Cost of Sales. Cost of sales consists primarily of the costs of merchandise, including outbound shipping costs. Cost of sales does not include the cost of products associated with promotional discounts and coupons used for new customer purchases, which are included in selling and marketing expense, but does include the cost of their shipments. Cost of sales increased to $2.9 million for the quarter ended March 31, 2000 from $224,000 for the quarter ended March 31, 1999, reflecting increased sales volume. Our gross margin increased to 29% of net sales for the three months ended March 31, 2000 from 11% of net sales for the three months ended March 31, 1999. This increase was primarily due to a shift in our sales mix of new to existing customers and improvements in our fulfillment operations. With regard to our customer mix, new customers accounted for only 52% of sales in the first quarter of 2000, as compared to 60% in the first quarter of 1999. These lower margin new customer sales exerted a significant downward pressure on margins in the first quarter of 1999. In addition, changes to our fulfillment systems and outbound freight vendors have reduced our freight costs per order.

  Selling and Marketing Expense. Selling and marketing expense consists primarily of advertising and promotional expenditures, including the cost of products associated with promotional discounts and coupons used for new customer purchases, Web content expenditures, fulfillment facility and customer service expenses and payroll and related expenses for personnel engaged in marketing, content, order fulfillment and customer service operations. Selling and marketing expenses increased to $13.6 million for the quarter ended March 31, 2000 from $2.6 million for the corresponding quarter in 1999. This increase was attributable primarily to expenditures for offline and online advertising to promote brand awareness. Costs also increased for promotional discounts we offered to attract new customers for campaigns which commenced late in the first quarter of 1999 and which continued to run through the first quarter of 2000. Customer acquisition costs, which include our costs of media, marketing and promotional discounts and goods used to incent new customer purchases fell to approximately $86 per customer in the first quarter of 2000 from approximately $271 per customer in the first quarter of 1999, which we believe reflects the effectiveness of the Company's promotions and advertising campaigns. Content expenses included $1.7 million of non-cash charges for amortization of the intangible assets acquired in the Rodale alliance in September, 1999. We expect selling and marketing expense to decrease in future periods as we reduce our advertising expenditures by limiting offline advertising and focusing on what we believe are more cost-effective advertising methods such as online advertising, direct email solicitations and our business incentive programs.

  Product Development Expense. Product development expense consists primarily of payroll and related expenses for merchandising, Web site development, and Web design and related infrastructure. Product development expenses increased to $1.7 million for the three months ended March 31, 2000 from $880,000 for the three months ended March 31, 1999. This increase was attributable primarily to expansion of our technical staff. We believe that continued investment in product development is critical to attaining our strategic objectives and, therefore, we expect product development expense to increase modestly in future periods.

  General and Administrative Expense. General and administrative expense consists of payroll and related expenses for executive, and administrative and information technology personnel, recruiting, depreciation and other general corporate expenses. General and administrative expenses increased to $2.7 million for the first quarter of 2000 from $647,000 for the corresponding quarter in 1999. The increase reflects increased personnel costs, higher compensation charges associated with employee stock options, higher depreciation charges and professional service costs as well as the reclassification of certain corporate technology costs. We expect general and administrative expenses will increase modestly in future periods in connection with the growth of our business.

  Interest Income. Interest income consists of income earned on our cash balances in money market accounts. Interest income increased to $497,000 for the first quarter of 2000 from $72,000 for the first quarter of 1999. This increase reflects earnings on higher average cash and cash equivalent balances during the first quarter of 2000 compared to the first quarter of 1999.

  Interest expense. Interest expense is attributable to capital lease obligations and original issue discount related to notes payable. Interest expense increased to $19,000 for the three months ended March 31, 2000 from $9,000 for the corresponding period in 1999.

  Provision for Income Taxes. We have had net operating losses for every period through December 31, 1999. We may not be able to utilize all or any of these tax loss carry-forwards as a result of our initial public offering and prior financings. We have not recognized a provision for income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns and we have placed a valuation allowance against our net deferred tax assets.

  Net Loss. As a result of the foregoing factors, we incurred a net loss to common shareholders of $16.5 million for the first quarter of 2000 compared to $4.0 million for the first quarter of 1999.

Liquidity and Capital Resources

  Net cash used in operating activities was $9.3 million for the first quarter of 2000, as compared to $4.0 million for the first quarter of 1999. The reduction in cash was primarily driven by funding operating losses. Additional cash was generated by a $5.2 million reduction in our prepaid expenses, which represented amounts paid in prior periods to secure offline media which ran during the first quarter of 2000.

  Net cash used in investing activities was $60,000 for the three months ended March 31, 2000 compared to $290,000 for the three months ended March 31, 1999. The activity during both periods relates to purchases of property and equipment.

  Net cash used by financing activities was $79,000 for the first quarter of 2000, as compared to net cash provided by financing activities of $1.6 million for the corresponding quarter in 1999. The net proceeds of $1.6 million were from a Series B preferred stock offering in January 1999.

  As of March 31, 2000, we had $34.7 million of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding under capital leases in the amount of $278,000 and prepaid media programs of $1.9 million. Although we currently have no material commitments for capital expenditures, we anticipate that our business model will require us to commit resources to promote our brand, expand our product and service offerings, and enhance our infrastructure.

  We believe that our current cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 9 months. We anticipate that we are likely to need additional financing to execute our business model after that 9-month period, or sooner if we need to respond to business contingencies, such as funding additional advertising expenditures, developing new or enhancing existing content, features or services, enhancing our operating infrastructure, responding to competitive pressures, or acquiring complementary businesses or technologies. If we raise additional funds through the issuance of equity, or convertible debt securities, the percentage ownership of our stockholders will be reduced, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

RISK FACTORS

  We do not provide forecasts of our future financial performance. However, from time to time, information we provide or statements we make may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including, but not limited to statements contained in "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations") may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Quarterly Report on Form 10-Q, as well as the accuracy of our internal estimates of revenue and operating expense levels. The following discussion of our risk factors should be read in conjunction with the financial statements and related notes thereto. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition.


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

 .  execute on our revised business model;

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

  We believe that we must achieve increased sales and market share to become profitable. Accordingly, we have spent significant amounts on an aggressive brand-enhancement strategy, which includes advertising, promotional programs and public relations activities; however, we have significantly reduced our advertising spending and expect that our advertising spending will remain at these reduced levels or be further reduced in the future. Our brand promotion efforts may not be successful or may not sufficiently increase our revenues to enable us to increase our advertising and promotional expenses. In addition, even if our brand recognition increases, the number of new users or transactions in our online store may not increase. Furthermore, our reduction in advertising spending may adversely impact our revenues.

WE ANTICIPATE OUR HISTORY OF LOSSES WILL CONTINUE, WHICH MAY DECREASE THE VALUE OF OUR STOCK.

  We believe that we will continue to incur operating losses for the foreseeable future and that the rate at which we will incur such losses will increase significantly from current levels. As of March 31, 2000, we had an accumulated deficit of approximately $82.8 million, and we have not achieved profitability. We incurred net losses of approximately $4.0 and $16.5 million for the first quarters of 1999 and 2000, respectively. Specifically, we intend to incur substantial costs and operating expenses related to:

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

  The laws, regulations and enforcement policies governing our dietary supplement products are relatively new and still evolving and we cannot predict what enforcement positions the FDA or other governmental agencies may take with respect to our selling methods. In general, the dietary supplement industry has adopted more aggressive interpretations of these laws than have the relevant regulatory agencies. We cannot be certain that our attempts, or those of our suppliers, to comply with laws and regulations in this area are or will be deemed sufficient by the appropriate regulatory agencies. Enforcement actions by any of these agencies can result in civil and criminal penalties, an injunction to stop or modify certain selling methods, seizure of our products, adverse publicity or voluntary recalls and labeling changes. If the FDA, FTC or other federal or state governmental agency were to undertake an enforcement action against us, it could cause an immediate decrease in our revenues, cause us to incur significant additional expenses and result in a decrease in our stock price. State professional licensing bodies also may object to the provision of health-related information or advice on our site. Our efforts to comply with existing laws and regulations may be costly, may force us to change our selling strategy and may not be successful. We cannot assure you that we will be able to comply with any existing or future laws, regulations, interpretations or applications without incurring significant costs or adjusting our business model.

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

  We currently hold several Web domain names relating to our brand, including "MotherNature.com." The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and abroad is expected to change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business and other parties may use domain names similar to ours. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.

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

  Moreover, our future success will depend in part on our ability to rapidly expand our Web site, transaction-processing systems, order fulfillment infrastructure and inventory management systems without systems interruptions in order to accommodate increased traffic and demand. We are currently implementing new technical and operational systems, including a new order processing, inventory management, shipping and billing software package to accommodate anticipated increases in customer traffic and order demand. In addition, we are currently in the process of integrating our accounting and financial reporting system with our other information systems. Any inability to scale our systems may cause unanticipated system disruptions, slower response times, degradation in customer service levels, impaired quality and speed of order fulfillment or delays in reporting accurate financial information. We are not certain that we will be able to project the rate or timing of increases, if any, in the use of our Web site accurately or promptly enough to permit us to effectively upgrade and expand our transaction-processing systems or to integrate smoothly any newly developed or purchased modules with our existing systems.

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

   We do not have long-term contracts with any of our suppliers. We cannot assure you that in the future we will be able to procure sufficient quantities of our products on acceptable commercial terms. In the first quarter of 2000, two suppliers, Reliance Vitamin Company and Super Nutrition Distributors, accounted for 55% of our inventory purchases, and in the corresponding quarter of 1999, accounted for 48% of the inventory we purchased. Furthermore, we purchase nearly all of our private label products through one supplier, Reliance Vitamin Company.

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

PRODUCT LIABILITY CLAIMS AGAINST US COULD RESULT IN ADVERSE PUBLICITY AND POTENTIALLY SIGNIFICANT MONETARY DAMAGES.

     Like other retailers, distributors and manufacturers of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that the use of the products we sell results in injury. We may be subjected to various product liability claims, including claims that the products we sell contain contaminants, are improperly labeled or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. We cannot predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We do not maintain product liability insurance and do not have formal indemnification arrangements with the third-party vendors from which we source our products. Further, our general liability insurance may not cover product liability claims. If our insurance protection is inadequate and we are not indemnified by our third-party vendors, the successful assertion of product liability claims against us could result in potentially significant monetary damages.

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

ANY FUTURE ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISTRACTION OF OUR MANAGEMENT AND DISRUPTIONS TO OUR BUSINESS.

   We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. From time to time we may engage in discussions and negotiations with companies regarding our acquiring or investing in those companies' businesses, products, services or technologies. We cannot make assurances that we will be able to identify future suitable acquisition or investment candidates, or if we do identify suitable candidates, that we will be able to make the acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company's personnel, operations, technology or product and service offerings. In addition, certain changes in our management could occur and the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. The issuance of equity securities could be dilutive to our existing shareholders. As of the date of this Quarterly Report on Form 10-Q, we have no agreement to enter into any material investment or acquisition transaction.


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

RISKS ASSOCIATED WITH THE MARKET FOR OUR COMMON STOCK

OUR OFFICERS AND DIRECTORS CONTROL 23.8% OF OUR COMMON STOCK AND MAY BE ABLE TO SIGNIFICANTLY INFLUENCE CORPORATE ACTIONS.

   As of March 31, 2000, our executive officers, directors and entities affiliated with them controlled approximately 23.8% of our common stock. As a result, these stockholders, acting together, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

 .  enhance our operating infrastructure;

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS.

At March 31, 2000, we did not participate in any derivative financial instruments. The Company's financial instruments include cash and cash equivalents, accounts receivable, notes payable, capital lease obligations, and accounts payable, and are carried at cost or carrying value. These amounts were not materially different from their fair values. The Company uses a discounted cash flows methodology to calculate the fair value of the notes payable and capital leases. We hold no investment securities that would require disclosure of market risk.


PRIMARY MARKET RISK EXPOSURE.

Our primary market risk exposure is in the area of interest rate risk. Our available cash balances are invested in short-term interest bearing securities. We believe that our exposure to interest rate fluctuations will continue to be modest.

                                    PART II

Item 1. Legal Proceedings.

On October 8, 1999, a civil complaint was filed as Joseph Reiners d/b/a Mother Natures Vitamins v. MotherNature.com, Inc., in the United States District Court for the District of Minnesota, Civil Action No. 99-CV-1531 DSD/JMM. A copy of the complaint was served on the Company on January 27, 2000 and an Answer and Counterclaims was filed by the Company on March 2, 2000. In the lawsuit, the plaintiff alleges that the Company's use of the MOTHERNATURE.COM & Design logo is likely to cause confusion as to source or association between the Company's goods and services and those offered by the plaintiff. The Company has asserted counterclaims alleging, among other things, that the plaintiff has violated unfair competition laws. The parties are now in the early stages of discovery.

On June 30, 1999, a civil complaint was filed as Ross A. Love v. MotherNature.com, Inc., Mother Nature's General Store, Inc. and Michael Barach, individually, in the Superior Court of Suffolk County, Massachusetts, Case No. 99-3087C. An amended complaint was filed on August 19, 1999 as Ross A. Love v. MotherNature.com, Inc. and Michael Barach, individually. In the lawsuit, the plaintiff, a founder and former officer and director of the Company, alleges causes of action including economic duress and breach of fiduciary duty. Mr. Love, among other things, alleges that he was compelled under economic duress to sign an agreement in connection with his termination of employment. In addition, Mr. Love claims that we breached our fiduciary duty to him as a stockholder by allegedly failing to provide him with certain information in connection with our May 1999 preferred stock financing. On or about February 10, 2000, Mr. Love stipulated to the dismissal without prejudice of all claims seeking damages resulting from Mr. Love's lack of participation in the May 1999 preferred stock financing and the dismissal without prejudice of certain claims asserted against Michael Barach, individually. On or about April 7, 2000, the court entered summary judgment in the Company's favor as to Mr. Love's economic duress claim. Mr. Love seeks recovery of actual damages which he alleges to be in excess of $100,000,000. We believe that the remaining claims made by Mr. Love are without merit and intend to defend this lawsuit vigorously.

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims, other than those described above, that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.


Item 2. Changes in Securities and Use of Proceeds.

Our registration statement of Form S-1 under the Securities Act of 1933, as amended, for our initial public offering became effective on December 9, 1999. The managing underwriters were Bear, Stearns & Co,. Inc., Hambrecht & Quist, and Wit Capital Corporation. Of 4,100,000 shares of common stock offered, all shares were sold by us and no shares were included by selling security holders. The initial public offering closed on December 15, 1999. The aggregate offering price of our initial public offering was approximately $53.3 million with proceeds to us, after deducting offering expenses of $4.9 million, of $48.4 million. During the quarter ended March 31, 2000 we used approximately $9.3 million of the net offering proceeds for operating activities of the business, primarily for advertising and media expenses, cost of goods for discounted products related to new customer acquisitions, personnel costs and professional service fees. During the quarter we made capital investments of $60,000, primarily for computer equipment and software. Our financing activities included $23,000 of capital lease payments and payments of our note payable. We also paid approximately $56,000 for issuance costs of our initial public offering. We have not used any of the net offering proceeds for construction of plant, building or facilities, the purchases of real estate, or acquisition of other businesses. The offering proceeds were not paid directly or indirectly to our directors, officers or their associates, persons owning 10% or more of any class of our securities or of our affiliates except for salaries and other monetary compensation to our officers and a promissory note payable to us from an executive officer. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the registration statement.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit No.                       Description
-----------                       -----------

10.1+ Promissory Note between Donald L. Pettini and the Registrant, dated May 2, 2000. (filed herewith).

27.1          Financial Data Schedule (filed herewith).

-----------
+ Indicates a management contract or any compensatory plan, contract or arrangement.

B. Reports on Form 8-K.

       We did not file any Current Reports on Form 8-K during the quarterly period ended March 31, 2000.

                                  SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       MOTHERNATURE.COM, INC.

Date: May 15, 2000

                       By:     /s/ MICHAEL I. BARACH
                               ------------------------------------
                               Michael I. Barach
                               President, Chief Executive Officer and Director (Principal Executive Officer)

                               MotherNature.com
                                   Form 10-Q

A. Exhibits

Exhibit No.   Description

10.1 Promissory Note between Donald L. Pettini and the Registrant, dated May 2, 2000. (filed herewith).

27.1          Financial Data Schedule (filed herewith).