Form 10-Q
period 2000-06-30
MOTHERNATURE COM INC
filed 2000-08-14
CIK 1076055

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                  Outstanding at August 9, 2000
-----                                  -----------------------------
Common Stock, $0.01 par value          15,151,330

                            MOTHERNATURE.COM, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000
                                     INDEX

                                                                          PAGE
                                                                          ----
PART I    FINANCIAL INFORMATION

Item 1.   A)  Balance Sheets at June 30, 2000 and
              December 31, 1999                                             1

          b)  Statements of Operations for the Three and
              Six Months Ended June 30, 2000 and 1999                       2

          c)  Statements of Cash Flows for the Six Months
              Ended June 30, 2000 and 1999                                  3

          d)  Notes to Financial Statements                                 4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              10

Item 3.   Quantitative and Qualitative Disclosure About Market Risk        30

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                31

Item 2.   Changes in Securities and use of Proceeds                        31

Item 4.   Submission of Matters to a Vote of Security Holders              32

Item 5.   Other Information                                                32

Item 6.   Exhibits and Reports on Form 8-K                                 34

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                            MOTHERNATURE.COM, INC.
                                BALANCE SHEETS
               (in thousands, except share and per share data)


                                                                          December 31,           June 30,
                                                                             1999                  2000
                                                                         -------------        -------------
                                                                                                (unaudited)
     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $   44,152            $   29,674
     Accounts receivable                                                         183                   337
     Inventories                                                               2,251                 1,518
     Prepaid advertising and other expenses                                    7,593                   732
                                                                          ----------            ----------
                   Total current assets                                       54,179                32,261

Property and equipment, net                                                    2,194                 1,735
Intangible assets                                                             14,908                11,591
Loan to Officer                                                                    -                   125
Other assets                                                                      93                    82
                                                                          ----------            ----------

                   Total assets                                           $   71,374            $   45,794
                                                                          ==========            ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                     $    1,925            $      712
     Accrued expenses                                                          3,018                 2,650
     Accrued compensation                                                        364                 1,453
     Other current liabilities                                                    29                    52
     Current portion of capital lease obligations                                 68                    64
     Current portion of notes payable                                             16                     4
                                                                          ----------            ----------
                    Total current liabilities                                  5,420                 4,935

Long-term portion of capital lease obligations                                   226                   191
Other liabilities                                                                 32                    49

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value:
     Authorized 93,300,000 shares; issued and outstanding
     15,118,198 and 15,135,590 shares at December 31, 1999
     and June 30, 2000, respectively                                             151                   151
Additional paid-in-capital                                                   133,784               133,431
Deferred compensation                                                         (1,879)               (1,254)
Accumulated deficit                                                          (66,360)              (91,709)
                                                                          ----------            ----------

                    Total shareholders' equity                                65,696                40,619
                                                                          ----------            ----------

          Total liabilities and shareholders' equity                      $   71,374            $   45,794
                                                                          ==========            ==========

The accompanying notes are an integral part of these financial statements.

                             MOTHERNATURE.COM,INC.
                           STATEMENTS OF OPERATIONS
          (in thousands, except share and per share date) (unaudited)


                                                 Three Months         Three months          Six months            Six months
                                                 June 30, 1999        June 30, 2000        June 30, 1999        June 30, 2000
                                                 -------------        -------------        -------------        -------------
Net sales                                         $       704          $     3,424          $      955          $      7,503
Cost of sales                                             621                2,390                 845                 5,301
                                                  -----------          -----------          ----------          ------------

     Gross profit                                          83                1,034                 110                 2,202
                                                  -----------          -----------          ----------          ------------
Operating expenses
     Selling and marketing                              7,833                6,144              10,386                19,787
     Product development                                1,675                1,828               2,555                 3,041
     General and administrative                         1,820                2,346               2,476                 5,601
                                                  -----------          -----------          ----------          ------------

     Total operating expenses                          11,328               10,318              15,417                28,429

     Operating loss                                   (11,245)              (9,284)            (15,307)              (26,227)
                                                  -----------          -----------          ----------          ------------

Interest income                                           271                  447                 380                   945
Interest expense                                          (36)                 (48)                (73)                  (67)
                                                  -----------          -----------          ----------          ------------

    Net loss                                      $   (11,010)         $    (8,885)         $  (15,000)         $    (25,349)
                                                  ===========          ===========          ==========          ============
Basic and diluted net loss per
     common share                                      (13.67)         $     (0.59)         $   (20.11)         $      (1.68)
                                                  ===========          ===========          ==========          ============
Shares used to compute basic
     and diluted net loss per common
     share                                            805,467           15,122,877             745,870            15,120,728
                                                  ===========          ===========          ==========          ============
Pro forma basic and diluted net loss
     per common share                             $     (1.32)         $     (0.59)         $    (1.97)         $      (1.68)
                                                  ===========          ===========          ==========          ============
Shares used to compute pro forma basic
     and diluted net loss per common
     share                                          8,342,448           15,122,877           7,622,405            15,120,728
                                                  ===========          ===========          ==========          ============

     The accompanying notes are an integral part of these financial statements.

                            MOTHERNATURE.COM, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)



                                                                                                    Six Months Ended
                                                                                             ------------------------------
                                                                                             June 30, 1999     June 30,2000
                                                                                             -------------     ------------
OPERATING ACTIVITIES:
Net loss                                                                                     $   (15,000)        $  (25,349)
Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization                                                                    219                639
    Loss on disposal of equipment                                                                      8                  2
    Compensation expense relating to common stock options and warrants                               225                 34
    Amortization of deferred compensation                                                             78                282
    Amortization of debt discount                                                                      3                  1
    Amortization of intangible assets                                                                  -              3,316
Changes in operating assets and liabilities-
       Accounts receivable                                                                          (105)              (154)
       Inventories                                                                                  (508)               734
       Prepaid expenses                                                                              (16)             6,861
       Other assets                                                                                  (63)                12
       Accounts payable                                                                              249             (1,213)
       Accrued expenses                                                                            1,333               (367)
       Accrued compensation                                                                          220              1,089
       Other current liabilities                                                                      (2)                23
       Other liabilities                                                                               -                 17
                                                                                             -----------         ----------
                    Net cash used in operating activities                                        (13,359)           (14,073)

INVESTING ACTIVITIES:
    Purchases of property and equipment                                                             (838)              (182)
    Loan to Officer                                                                                    -               (125)
                                                                                             -----------         ----------
                    Net cash used in investing activities                                           (838)              (307)

FINANCING ACTIVITIES:
    Repayments of capital lease obligations                                                          (10)               (40)
    Repayments of notes payable                                                                      (12)               (14)
    Proceeds from Series B preferred stock offering, net of issuance costs                         1,579                  -
    Proceeds from Series C preferred stock offering, net of issuance costs                        41,038                  -
    Proceeds from initial public offering, net of issuance costs                                       -                (55)
    Proceeds from exercise of common stock options and warrants                                       42                 11
                                                                                             -----------         ----------
                    Net cash provided by (used in) financing activities                           42,637                (98)
                                                                                             -----------         ----------

                              Net increase (decrease) in cash                                     28,440            (14,478)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    11,243             44,152
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $    39,683         $   29,674
                                                                                             ===========         ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                                                   $         2         $       17
                                                                                             ===========         ==========
    Cash paid during the year for taxes                                                      $        30         $       67
                                                                                             ===========         ==========

The accompanying notes are an integral part of these financial statements.

________________________________________________________________________________

                            MOTHERNATURE.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2000


(1) DESCRIPTION OF BUSINESS

  MotherNature.com, Inc. ("MotherNature.com" or the "Company"), is an online retail store and information site for vitamins, supplements, minerals and other natural and healthy living products. The Company currently offers more than 17,800 products on its site and can special order additional products through its supplier relationships. MotherNature.com also provides educational and authoritative news and information about its products and healthy living in general.

  The Company intends to build upon its retail business strengths, including its knowledge of the natural products industry, memorable brand name, wealth of content, broad product assortment and warehousing and customer service capabilities, to begin the expansion of its business strategy beyond the retail market.

  Since its inception, the Company has incurred significant losses and as of June 30, 2000 had an accumulated deficit of approximately $91.7 million. The Company has incurred costs to develop and enhance its technology, to create, introduce and enhance its Web site, to establish marketing and distribution relationships and to build its administrative organization. The Company believes that it will incur substantial operating losses for the foreseeable future; in addition, there can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of MotherNature.com, Inc. as

________________________________________________________________________________
reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the quarter ended and year to date as of June 30, 2000 may not be indicative of the results that may be expected for the year ended December 31, 2000, or any other period.

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

Comprehensive Income

  Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non owner sources.

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

  The Company operates in a single business segment selling vitamins, supplements, minerals and other natural and healthy living products online. International sales were 9.6% and 6.6% of revenues for the second quarters of 1999 and 2000, respectively. Respective year to date international sales at June 30, 1999 and 2000 are 11.7% and 6.2%

(3) PRO FORMA NET LOSS PER SHARE

________________________________________________________________________________

        Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effect of the automatic conversion of the Company's convertible preferred stock into shares of the Company's common stock.

        The weighted average common shares outstanding, including the dilutive effect of outstanding options and warrants, and the pro forma weighted average number of common shares outstanding for the years ended June 30, 1999 and 2000 are as follows:

                                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                                      ---------------------------        -------------------------
                                                                        1999               2000           1999              2000
                                                                        ----               ----           ----              ----
     Weighted average common shares used in basic and
     diluted EPS calculation                                            805,467        15,122,877          745,870      15,120,728

     Weighted average convertible preferred shares
     assumed to convert to common shares                              7,536,981                 -        6,876,535               -

     Weighted average number of common shares used in pro forma
     basic and diluted EPS calculation                                8,342,448        15,122,877        7,622,405      15,120,728

     Shares under option plans, warrants and convertible preferred stock excluded in computation of diluted earnings per share
     due to antidilutive effects                                     10,054,601         1,430,102       10,054,601       1,430,102


    (4) NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively derivatives), and for hedging activities. As issued, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged. In May 1999, the FASB delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company does not currently nor does it intend in the future to issue derivative instruments and, therefore, does not expect that the adoption of SFAS No. 133 will have any impact on its financial position or results of operations.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the
________________________________________________________________________________
recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The SEC deferred the effective date of this bulletin to the fourth quarter of 2000. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We believe that the impact of SAB 101 will not have a material effect on our financial position or results of operations.

  In July 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company already classifies shipping charges to customers as revenue. The EITF did not reach a consensus with respect to the classification of costs related to shipping and handling incurred by the seller. The Company classifies inbound and outbound shipping costs as cost of sales. The Company does not currently impose separate handling charges on customers. It classifies costs incurred in operating and staffing distribution and customer service centers (including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers' orders for shipment; and responding to inquiries from customers) as sales and marketing expenses along with the cost of tangible supplies used to package product for shipment to customers. Credit card fees are charged to general and administrative expense.

(5) SIGNIFICANT SUPPLIERS

  The Company purchases a majority of its product from two suppliers. These suppliers accounted for approximately 52% and 33% of the Company's inventory purchases in the second quarter of 1999 and 2000, respectively. The Company has no long-term contracts or arrangements with any of its vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company on current terms or that the Company will be able to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable credit terms.

(6) RELATED PARTY TRANSACTIONS

  The Company has, in the past, purchased inventory from a vendor which is owned by a shareholder's relative. For the quarter and six months ended June 30, 1999, the Company purchased $29,200 and $47,200, respectively of inventory from this vendor. The Company did not purchase inventory from this vendor during the first quarter of 2000 and purchased less than $1,000 during the second quarter of 2000.

  The Company has a Web site hosting agreement with Navisite, Inc. CMGI, Inc. owns approximately 69% of the Navisite's outstanding common

________________________________________________________________________________
stock. During the quarters ended June 30, 1999 and 2000, the Company paid service fees to Navisite, Inc. of $42,000 and $45,000, respectively. For the six months ended June 30, 1999 and 2000, the Company paid service fees to Navisite, Inc. of $52,000 And $89,000, respectively.

  On May 2, 2000, the Company loaned $125,000 to an officer, pursuant to a non-recourse, promissory note that bears interest at 11% per year and is payable in full on April 14, 2003. Commencing on January 1, 2001, principal and interest will be forgiven in equal monthly installments for services rendered through the date of termination or the maturity date, whichever is earlier.

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

  Pursuant to antidilution adjustments, upon exercise of the warrant issued to an investment bank for services provided in connection with the Series C Preferred Financing, an additional 6,320 shares of common stock will be

________________________________________________________________________________
issuable. Upon completion of the Company's initial public offering, the Series A, Series B-1 and Series C Preferred converted into 9,055,392 shares of common stock. Of the shares, the Series C Preferred stockholders received 379,889 additional shares of common stock that were issued as an inducement to convert their shares at the consummation of the offering. The value of the shares, approximately $4.9 million based upon the initial public offering price of $13.00 per share, was treated similarly to a special dividend to the preferred stockholders and accounted for at the time of the offering within equity through the accumulated deficit and additional paid-in capital accounts.

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

(8) STOCK COMPENSATION PLANS

   On May 1, 2000, the Company's Board of Directors authorized a re-pricing of certain outstanding stock options. As a result, the Company replaced 684,963 stock options granted at prices between $2.99 and $22.39, with 684,963 options at an exercise price of $2.6875, the fair market value of the Company's common stock at the date of the re-pricing. The vesting periods remain unchanged from the original option grants. The Company will account for this re-pricing under FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25. The interpretation states that the re-pricing results in variable plan accounting commencing at July 1, 2000, the effective date of the interpretation. The Company measured the value of the repriced options on May 1, 2000. This amount has been deferred and will be amortized over the periods in which the awards vest. During each subsequent period, the Company will record additional compensation expense relating to the vested portion of the repriced options to the extent that the fair market value of the Company's common stock exceeds $1.20 per share.

(9) SUBSEQUENT EVENTS

   In March 2000, the Company's Board of Directors authorized an employee retention bonus plan. Employees who are eligible on March 2, 2000 will receive retention bonus payments as of June 30, 2000 and September 30, 2000 if they remain continuously employed by the Company on those dates. The June 30 bonus payout was paid in early July 2000.

________________________________________________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  We are an online retail store and information site for vitamins, supplements, minerals and other natural and healthy living products. By offering over 17,800 products on our site, we provide one-stop shopping for customers, 24 hours a day, seven days a week. Our online store, www.MotherNature.com, offers educational and authoritative information, broad product selection, a high level of customer service, competitive pricing and easy-to-use navigation and search capabilities. We have continued to focus on building our organization, developing our technology infrastructure, further developing and upgrading our Web site, driving profitable customer traffic, expanding our product assortment, promoting our brand and enhancing our fulfillment and customer service operations. We continue to devote resources to our business diversification effort. Our business diversification strategy involves three principal goals: build our direct-to-customer business; develop our health channel; and build our capabilities to service businesses as an application service provider. During 1999 and the first quarter of 2000, we invested in an aggressive, offline advertising campaign, supplemented by online advertising, business incentive programs, direct marketing and a public relations campaign. Although we believe our offline advertising campaign was successful in increasing consumer awareness of our site, acquiring new customers, and generating sales revenues, we believe the campaign has accomplished our objectives and plan to limit our offline advertising in order to reduce marketing costs. In the future, we will continue to focus our advertising efforts using what we believe are more cost-effective methods for customer acquisition, including online advertising, targeted email solicitations and other direct marketing initiatives, and business incentive programs.

  Quarterly revenues increased from $704,000 in the second quarter of 1999 to $3.4 million in the second quarter of 2000. In order to manage the increase in our site traffic and revenues, we expanded and continue to upgrade our site, order fulfillment operations, distribution center management systems and organizational infrastructure. This expansion to date includes enhancing the features and functions on our site, adding server and database capacity, building our internally developed order fulfillment and logistics system and moving our order fulfillment center to a 25,000 square foot facility in Springfield, Massachusetts. The $655,000 decrease in revenue from the first quarter of 2000 ($4.1 million) to the second quarter of 2000 ($3.4 million) is a direct result of our decreased marketing and offline media expenses. Despite the growth in our year over year revenues, we continue to incur significant net losses. We have not achieved profitability and expect to incur operating losses for the foreseeable future.

  We intend to build upon our business strengths, including our knowledge of the natural products industry, memorable brand name, wealth of content, broad product assortment, commercial channel solutions and warehousing and customer service capabilities, to:

 . offer the broadest selection of natural, earth-friendly products, . operate as a solution-based retailer and wholesaler by integrating content and commercial capabilities,
 . own our fulfillment and customer service operations, and . expand our business beyond the retail market to address the needs of natural and healthy living product retailers and manufacturers.

________________________________________________________________________________

  We recognize revenue at the time of shipment. Cash is generally collected in less than a week as substantially all of our sales are paid for by credit card. Advertising expenditures are expensed as incurred.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

  Net Sales. Net sales consist of product sales to customers net of product returns, promotional discounts and coupons, and include shipping and handling charges. Net sales increased approximately 5 times to $ 3.42 million for the three months ended June 30, 2000 from $704,000 for the three months ended June 30, 1999. This reflects the increase of orders received during the quarter ended June 30, 2000, to approximately 114,000 as compared to 30,000 in the second quarter of 1999. This increase in orders was driven by an increase in our customer base. We added 69,000 new customers in the second quarter of 2000, bringing the cumulative customer count to approximately 419,000 compared to 30,000 customers at the end of the second quarter in 1999. We also raised our freight charges to more accurately reflect actual cost which minimizes the freight subsidy we incur.

  Cost of Sales. Cost of sales consists primarily of the costs of merchandise, including outbound shipping costs. Cost of sales does not include the cost of products associated with promotional discounts and coupons used for new customer purchases, which are included in selling and marketing expense, but does include the cost of their shipments. Cost of sales increased to $2.4 million for the quarter ended June 30, 2000 from $621,000 for the quarter ended June 30, 1999, reflecting increased sales volume. Our gross margin increased to 30% of net sales for the three months ended June 30, 2000 from 12% of net sales for the three months ended June 30, 1999. This increase was primarily due to a shift in our mix of new to existing customers and improvements in our fulfillment operations and increased freight revenue. With regard to our customer mix, new customers accounted for only 42% of sales in the in the second quarter of 2000, as compared to 62% in the second quarter of 1999. These lower margin new customer sales exerted a significant downward pressure on margins in the second quarter of 1999. The shift in the second quarter of 2000 toward higher margin existing customer orders increased our merchandise margins to approximately 37% from approximately 30%, in the second quarters of 2000 and 1999, respectively. In addition, we increased shipping charges and eliminated our free freight promotion which also resulted in improved gross margin. We anticipate that we may provide minimal freight subsidies to our customers in the future.

  Selling and Marketing Expense. Selling and marketing expense consists primarily of advertising and promotional expenditures, including the cost of products associated with promotional discounts and coupons used for new customer purchases, Web content expenditures, fulfillment facility and customer service expenses and payroll and related expenses for personnel engaged in marketing, content, order fulfillment and customer service operations. Selling and marketing expenses decreased to $6.1 million for the quarter ended June 30, 2000

________________________________________________________________________________
from $7.8 million for the corresponding quarter in 1999. This decrease was attributable primarily to expenditures for offline and online advertising to promote brand awareness. Customer acquisition costs, which include our costs of media, marketing and promotional discounts and goods used to incent new customer purchases fell to approximately $42 per customer in the second quarter of 2000 from approximately $261 per customer in the second quarter of 1999, reflecting the effectiveness of the Company's promotions and advertising campaigns.
Content development costs included $1.7 million of non-cash charges for amortization of the intangible assets acquired in the Rodale alliance in September, 1999. We expect selling and marketing expense to decrease in future periods as we reduce our advertising expenditures by limiting offline advertising and focusing on what we believe are more cost-effective advertising methods such as online advertising, direct email solicitations and our business incentive programs.

  Product Development Expense. Product development expense consists primarily of payroll and related expenses for merchandising, Web site development, Web design and information technology personnel and related infrastructure. Product development expenses increased to $1.8 million for the three months ended June 30, 2000 from $1.7 for the three months ended June 30, 1999. This increase was attributable primarily to the timing of development and infrastructure project costs. We believe that continued investment in product development is critical to attaining our strategic objectives and, therefore, we expect product development costs to remain consistent in future periods.

  General and Administrative Expense. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, recruiting, depreciation and other general corporate expenses. General and administrative expenses increased to $2.3 million for the second quarter of 2000 from $1.8 for the corresponding quarter in 1999. The increase reflects higher compensation costs, higher depreciation and insurance charges and increased professional service fees. We expect general and administrative expenses will remain consistent in future periods.

  Interest Income. Interest income consists of income earned on our cash balances in money market accounts. Interest income increased to $448,000 for the second quarter of 2000 from $271,000 for the second quarter of 1999. This increase reflects earnings on higher average cash and cash equivalent balances during the second quarter of 2000 compared to the second quarter of 1999.

  Interest expense. Interest expense is attributable to capital lease obligations, and original issue discount related to notes payable. Interest expense increased to $48,000 for the three months ended June 30, 2000 from $37,000 for the corresponding period in 1999.

  Provision for Income Taxes. We have had net operating losses for every period through December 31, 1999. We may not be able to utilize all or any of these tax loss carry-forwards as a result of our initial public offering and prior financings. We have not recognized a provision for

________________________________________________________________________________
income taxes due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns and we have placed a valuation allowance against our net deferred tax assets.

  Net Loss. As a result of the foregoing factors, we incurred a net loss to common shareholders of $8.88 million for the second quarter of 2000 compared to $11.01 million for the second quarter of 1999.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

  Net Sales. Net sales consist of product sales to customers net of product returns, promotional discounts and coupons. Net sales include shipping and handling charges. Net sales increased more than 8 times to $7.5 million for the six months ended June 30, 2000 from $955,000 for the six months ended June 30, 1999. This reflects the increase of orders received during the six months ended June 30, 2000, to approximately 261,000 as compared to 40,000 in the same period of 1999. This increase in orders was driven by an increase in our customer base. We added 171,000 new customers in the first six months of 2000, bringing the cumulative customer count to approximately 419,000 compared to 30,000 customers at the end of the second quarter in 1999.

  Cost of Sales. Cost of sales consists primarily of the costs of merchandise, including outbound shipping costs. Cost of sales does not include the cost of products associated with promotional discounts and coupons used for new customer purchases, which are included in selling and marketing expense, but does include the cost of their shipments. Cost of sales increased to $5.3 million for the six months ended June 30, 2000 from $844,000 for the same period in 1999, reflecting increased sales volume. For the six months ended June 30, 2000 and 1999, respectively, our gross margin increased to 29.3% of net sales from 11.6% of net sales. This increase was due to a shift in our mix of new to existing customers and changes to our shipping policy. With regard to our customer mix, new customers accounted for 47% of sales in the first six months of 2000, as compared to 62% in the first six months of 1999. These lower margin new customer sales exerted a significant downward pressure on margins in the first six months of 1999. The shift in activity during the first six months of 2000 toward higher margin existing customer orders increased our merchandise margins to approximately 39% in the first six months of 2000 from approximately 27% in the first six months. The elimination of our free shipping promotion in the first six months of 2000 also favorably improved margins. For the six months ended June 30, 1999, freight margins were 162% as compared to 133% in the first six months of 2000.

  Selling and Marketing Expense. Selling and marketing expense consists primarily of advertising and promotional expenditures, including the cost of products associated with promotional discounts and coupons used for new customer purchases, Web content expenditures, fulfillment facility and customer service expenses and payroll and related expenses for personnel engaged in marketing, content, order fulfillment and customer service operations. Selling and marketing

________________________________________________________________________________
expenses increased to $19.8 million for the six months ended June 30, 2000 from $10.4 million for the corresponding period in 1999. This increase was attributable primarily to expenditures for offline and online advertising to promote brand awareness. The increase was also attributable to promotional discounts we offered to attract new customers. Customer acquisition costs, which include our costs of media, marketing and promotional discounts and goods used to incent new customer purchases fell to approximately $70 per customer in the first six months of 2000 from approximately $268 per customer in the same period of 1999, reflecting the effectiveness of the Company's promotions and advertising campaigns. Content development costs included $3.3 million of non-cash charges for amortization of the intangible assets acquired in the Rodale alliance in September, 1999. We expect selling and marketing expense to continue to decrease in future periods as we reduce our advertising expenditures by limiting offline advertising and focusing on what we believe are more cost-effective advertising methods such as online advertising, direct email solicitations and our business incentive programs.

  Product Development Expense. Product development expense consists primarily of payroll and related expenses for merchandising, Web site development, Web design and information technology personnel and related infrastructure. Product development expenses increased to $3.0 million for the six months ended June 30, 2000 from $2.6 million for the six months ended June 30, 1999. This increase was attributable primarily to expansion of our technical staff. We believe that continued investment in product development is critical to attaining our strategic objectives and, therefore, we expect product development expense to remain consistent.

  General and Administrative Expense. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, recruiting, depreciation and other general corporate expenses. General and administrative expenses increased to $5.6 million for the second quarter of 2000 from $2.5 million for the corresponding quarter in 1999. The increase reflects increased personnel costs, higher compensation charges associated with employee stock options, higher depreciation charges and professional service costs as well as the reclassification of certain corporate technology costs. We expect general and administrative expenses will remain consistent in future periods.

  Interest Income. Interest income consists of income earned on our cash balances in money market accounts. Interest income increased to $945,000 for the first and second quarters of 2000 from $380,000 for the same period of 1999. This increase reflects earnings on higher average cash and cash equivalent balances during this timeframe.

  Interest expense. Interest expense is attributable to capital lease obligations and original issue discount related to notes payable. Interest expense amounted to $67,000 for the six months ended June 30, 2000 from $73,000 for the corresponding period in 1999.

________________________________________________________________________________

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

  Net Loss. As a result of the foregoing factors, we incurred a net loss to common shareholders of $25.3 million compared to $15.0 million six months ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

  Net cash used in operating activities was $14.1 million for the six months ended June 30, 2000, as compared to $13.4 million for the same period of 1999. The reduction in cash was primarily driven by funding operating losses for the six months ended June 30, 2000. Additional cash was generated by a $6.9 million reduction in our prepaid expenses, which represented amounts paid in prior periods to secure offline media which ran during the first and second quarters of 2000.

  Net cash used in investing activities was $307,600 for the six months ended June 30, 2000 compared to $838,000 for the six months ended June 30, 1999. The activity during both periods relates to purchases of property and equipment as well as a loan to an officer in 2000, noted in footnote 6 to the financial statements.

  Net cash used by financing activities was $97,200 for the six months ended June 30, 2000, as compared to net cash provided by financing activities of $42.6 million for the corresponding six months ended June 30, 1999. The net proceeds included $1.6 million receivable from a Series B preferred stock offering and $41 million from a Series C preferred stock offering.

  As of June 30, 2000, we had $29.7 million of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding under capital leases in the amount of $255,000. Although we currently have no other material commitments, we anticipate that our business model will require us to commit resources to expand our product and service offerings in our direct-to-consumer business and our health and commercial channels. We intend to continue to enhance our infrastructure and improve our distribution center operations.

  We believe that our current cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 9 months. We anticipate that we are likely to need additional financing to execute our business model after that 9-month period, or sooner if we need to respond to business contingencies, such as funding additional advertising expenditures, developing new or enhancing existing content, features or services, enhancing our operating infrastructure, responding to competitive pressures, or acquiring complementary businesses or technologies. If we raise additional funds through the issuance of equity, or convertible debt securities, the percentage ownership of our

________________________________________________________________________________
stockholders will be reduced, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

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

RISKS RELATED TO OUR BUSINESS

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY UNDER OUR CURRENT BUSINESS MODEL.

  We were organized in 1995; our current management team joined us after June 1998. An investor in our common stock must consider the challenges, risks and uncertainties frequently encountered by early-stage companies using new and unproven business models in new and rapidly evolving markets. These challenges include our ability to:

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

________________________________________________________________________________

  . develop and renew strategic relationships with companies in the vitamins, supplements, minerals and natural and healthy living products industry, such as suppliers and content providers; and

  .  attract and retain key personnel.

WE CANNOT BE CERTAIN THAT OUR BUSINESS MODEL WILL BE SUCCESSFUL OR THAT WE WILL SUCCESSFULLY ADDRESS THESE AND OTHER CHALLENGES, RISKS AND UNCERTAINTIES.

  We have expanded our business model beyond the consumer retail market to address smaller natural and healthy living product retailers and manufacturers. This change requires us to build upon our knowledge of the natural and healthy living products industry, leverage our distribution facility capabilities and develop new products and services to address this new market. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies expanding their business model to address an emerging and rapidly evolving market. Because of our limited experience in this new market, we cannot assure you that our strategy for operating in that market or selling our products and services will be successful. You should not rely on our historical results of operations as indications of future performance.

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

  Due to our limited operating history, we have not proven an ability to attract and retain a high volume of online customers. We may not be able to convert a large number of customers from traditional shopping methods to online shopping for vitamins, supplements, minerals and other natural and healthy living products. Even if we are successful at attracting online customers, we expect it will take several years to build a critical mass of repeat customers. If we do not attract and retain a high volume of online customers at a reasonable cost, we will not be able to increase our revenues or achieve profitability. Specific factors that could prevent widespread customer acceptance of our store include:

  . failure to continue our aggressive offline advertising campaign and invest heavily in advertising and marketing efforts;

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

________________________________________________________________________________

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

WE ANTICIPATE OUR HISTORY OF LOSSES WILL CONTINUE, WHICH MAY DECREASE THE VALUE OF OUR STOCK.

     We believe that we will continue to incur operating losses for the foreseeable future. As of June 30, 2000, we had an accumulated deficit of approximately $91.7 million, and we have not achieved profitability. We incurred net losses of approximately $15.0 and $25.3 million for the six months ended June 30, 1999 and June 30, 2000, respectively. Specifically, we expect to incur substantial costs and operating expenses related to:

     . providing promotional benefits to our customers, such as product discounts;

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

________________________________________________________________________________

DISAPPOINTING QUARTERLY REVENUE OR OPERATING RESULTS COULD CAUSE OUR STOCK PRICE TO FALL.

     Our quarterly revenue and operating results have fluctuated significantly year over year and may fluctuate significantly in future quarters due to a variety of factors, including:

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

CURRENT AND FUTURE EXTENSIVE FEDERAL, STATE AND LOCAL GOVERNMENT REGULATIONS MAY RESTRICT THE WAY WE SELL OUR PRODUCTS, RESULTING IN RESTRICTIONS ON THE PRODUCTS AND CONTENT WE OFFER OUR CUSTOMERS AND SIGNIFICANT ADDITIONAL EXPENSES.

________________________________________________________________________________

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

     To remain competitive, we must continue to enhance and improve the functionality and features of our online store. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing Web site and proprietary technology and systems may be rendered obsolete. Our future success will depend on our ability to:

     .    enhance our existing services;

________________________________________________________________________________

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

     We currently hold several Web domain names relating to our brand, including "MotherNature.com". The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and abroad is expected to change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business and other parties may use domain names similar to ours. Furthermore, the relationship between

________________________________________________________________________________
regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.

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

________________________________________________________________________________

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

     We may be unable to retain our key employees or attract and retain other highly qualified employees in the future due to the intense competition for qualified personnel among Internet related businesses. If we were to lose the services of Michael L. Barach, our President, Chief Executive Officer and a director, and Donald J. Pettini, our Chief Technology Officer or any of our other executive officers or key employees, many of whom joined us since June 1998, we might not be able to increase our customer base and our sales. Any officer or employee can terminate his or her relationship with us at any time. We also do not have "key person" life insurance policies covering any of our employees. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation to such personnel than we currently

________________________________________________________________________________
anticipate. If we fail to attract and retain sufficient numbers of highly skilled employees, we may be unable to attract customers and increase our sales.

THE LOSS OF THIRD-PARTY CONTENT PROVIDERS COULD DECREASE REVENUES, INCREASE OUR EXPENSES AND RESULT IN A DECREASE IN OUR STOCK PRICE.

     We believe that consumers become interested in purchasing our products in part because of the information we include on our Web site regarding health conditions, herbal and homeopathic remedies, drug interactions and our products, much of which is licensed from third parties, such as Healthnotes, Inc., and Rodale. The loss of this content could require us to develop similar content or to obtain content that is of lower quality or at a higher cost. In addition, we cannot be certain that we will be able to license additional content on favorable terms or at all.

WE DEPEND ON A LIMITED NUMBER OF THIRD-PARTY SUPPLIERS FOR THE PRODUCTS WE REQUIRE TO MEET CUSTOMER DEMANDS AND IF WE FAIL TO DEVELOP OR MAINTAIN OUR RELATIONSHIPS WITH THESE OR OUR OTHER VENDORS, THE PRODUCTS WE OFFER COULD CEASE TO BE AVAILABLE TO US OR COULD BE AVAILABLE ONLY AT HIGHER COST OR AFTER A LONG DELAY.

     We do not have long-term contracts with any of our suppliers. We cannot assure you that in the future we will be able to procure sufficient quantities of our products on acceptable commercial terms. In the second quarter of 2000, two suppliers, Reliance Vitamin Company and Super Nutrition Distributors, accounted for 33% of our inventory purchases, and in the corresponding quarter of 1999, accounted for 52% of the inventory we purchased. Furthermore, we purchase nearly all of our private label products through one supplier, Reliance Vitamin Company.

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

PRODUCT LIABILITY CLAIMS AGAINST US COULD RESULT IN ADVERSE PUBLICITY AND POTENTIALLY SIGNIFICANT MONETARY DAMAGES.

     Like other retailers, distributors and manufacturers of products that are invested, we face an inherent risk of exposure to product liability claims in the event that the use of the products we sell results in injury. We may be subjected to various product liability claims, including claims that the products we sell contain contaminants, are improperly labeled or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. We cannot predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may

________________________________________________________________________________
not have adequate resources in the event of a successful claim against us. We do not maintain product liability insurance and do not have formal indemnification arrangements with the third-party vendors from which we source our products. Further, our general liability insurance may not cover product liability claims. If our insurance protection is inadequate and we are not indemnified by our third-party vendors, the successful assertion of product liability claims against us could result in potentially significant monetary damages.

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

________________________________________________________________________________

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

     Our future revenues and profits, if any, substantially depend upon the widespread acceptance and use of the Internet as an effective medium of business and communication by our target consumers. Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not use the Internet and other online services as a medium of commerce. In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. Our continued growth will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a

________________________________________________________________________________
reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access-and services.

     Further, the online market for vitamins, supplements, minerals and other natural and healthy living products is in its infancy. The market is significantly less developed than the online market for books, auctions, music, software and numerous other consumer products. Even if use of the Internet and electronic commerce continues to increase, the rate of growth, if any, of the online vitamins, supplements, minerals and other natural and healthy living products market could be significantly less than the online market for other products. Our rate of revenue growth and prospects for profitability could therefore be significantly less than that of other online merchants.

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

     Web sites typically place "cookies" on a user's hard drive without the user's knowledge or consent. Although some companies refuse to use cookies, we use them for a variety of reasons, including the collection of data derived from the user's Internet activity. We use this data to better target our sales and marketing efforts to our current and prospective customer base. Accordingly, any reduction or

________________________________________________________________________________
limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drives. In addition, some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. For example, the European Union recently adopted a directive addressing data privacy that may limit the collection and use of certain information regarding Internet users. This directive may limit our ability to target advertising or collect and use information in certain European countries. In addition, the FTC and several states have investigated the use by certain Internet companies of personal information. We could incur significant additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

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

             RISKS ASSOCIATED WITH THE MARKET FOR OUR COMMON STOCK

OUR OFFICERS AND DIRECTORS CONTROL 27% OF OUR COMMON STOCK AND MAY BE ABLE TO SIGNIFICANTLY INFLUENCE CORPORATE ACTIONS.

     As of June 30, 2000, our executive officers, directors and entities affiliated with them controlled approximately 27% of our common stock. As a result, these stockholders, acting together, maybe able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

WE ARE LIKELY TO REQUIRE ADDITIONAL FINANCING AND MAY NOT BE ABLE TO RAISE ADDITIONAL FINANCING ON FAVORABLE TERMS OR AT ALL.

________________________________________________________________________________

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

MARKET PRICES OF EMERGING INTERNET COMPANIES HAVE BEEN HIGHLY VOLATILE AND SUBJECT TO SIGNIFICANT DECLINES, AND THE MARKET PRICE OF OUR STOCK MAY EXHIBIT VOLATILITY OR EXTREME DECLINES AS WELL.

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

     In addition, similar to other Internet companies in the business-to-consumer space, our stock price has dropped significantly over the past several months and has remained substantially below our initial public offering price since shares of our common stock began trading. If the price of our common stock does not increase, we may be unable to meet some of the listing requirements of the Nasdaq National Market on which shares of our common stock are traded and may become unable to maintain our listing there.
________________________________________________________________________________

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

At June 30, 2000, we did not participate in any derivative financial instruments. The Company's financial instruments include cash and cash equivalents, accounts receivable, notes payable, capital lease obligations, and accounts payable, and are carried at cost or carrying value. These amounts were not materially different from their fair values. The Company uses a discounted cash flows methodology to calculate the fair value of the notes payable and capital leases. We hold no investment securities that would require disclosure of market risk.

Primary Market Risk Exposure.

Our primary market risk exposure is in the area of interest rate risk. Our available cash balances are invested in short-term interest bearing securities. We believe that our exposure to interest rate fluctuations will continue to be modest.

________________________________________________________________________________

                                     PART II

ITEM 1.    Legal Proceedings.

    On October 8, 1999, a civil complaint was filed as Joseph Reiners d/b/a Mother Natures Vitamins v. MotherNature.com, Inc., in the United States District Court for the District of Minnesota, Civil Action No. 99-CV-1531 DSD/JMM. In the lawsuit, the plaintiff alleged that the Company's use of the MOTHERNATURE.COM & Design logo is likely to cause confusion as to source or association between the Company's goods and services and those offered by the plaintiff. The Company has asserted counterclaims alleging, among other things, that the plaintiff has violated unfair competition laws. The parties currently are engaged in settlement discussions.

    On June 30, 1999, a civil complaint was filed as Ross A. Love v. MotherNature.com, Inc., MotherNature's General Store, Inc. and Michael Barach, individually, in the Superior Court of Suffolk County, Massachusetts, Case No. 99-3087C. An amended complaint was filed on August 19, 1999 as Ross A. Love v.
                                                               ---------------
MotherNature.com, Inc. and Michael Barach., individually. In the lawsuit, the
-----------------------------------------
plaintiff, a founder and former officer and director of the Company, alleges causes of action including economic duress and breach of fiduciary duty. Mr. Love, among other things, alleges that he was compelled under economic duress to sign an agreement in connection with his termination of employment. In addition, Mr. Love claims that we breached our fiduciary duty to him as a stockholder by allegedly failing to provide him with certain information in connection with our May 1999 preferred stock financing. On or about February 10, 2000, Mr. Love stipulated to the dismissal without prejudice of all claims seeking damages resulting from Mr. Love's lack of participation in the May 1999 preferred stock financing and the dismissal without prejudice of certain claims asserted against Michael Barach, individually. On or about April 7, 2000, the court entered summary judgment in the Company's favor as to Mr. Love's economic duress claim. Mr. Love seeks recovery of actual damages which he alleges to be in excess of $100,000,000. We believe that the remaining claims made by Mr. Love are without merit and intend to defend this lawsuit vigorously.

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

ITEM 2.    Changes in Securities and Use of Proceeds.

    Our registration statement of Form S-1 under the Securities Act of 1933, as amended, for our initial public offering became effective on December 9, 1999. The managing underwriters were Bear, Stearns & Co,. Inc., Hambrecht & Quist, and Wit Capital Corporation. Of 4,100,000 shares of common stock offered, all shares were sold by us and no shares were included by selling security holders. The initial public offering closed on December 15, 1999. The aggregate offering price of


________________________________________________________________________________
our initial public offering was approximately $53.3 million with proceeds to us, after deducting offering expenses of $4.9 million, of $48.4 million. During the six months ended June 30, 2000 we used approximately $14.1 million of the net offering proceeds for operating activities of the business, primarily working capital and offline advertising expenditures. During the first and second quarters we made capital investments of $182,600, primarily for computer equipment and software. We also loaned $125,000 to an officer of the Company. Our financing activities included $52,800 of capital lease payments and the repayment of our note payable. We also paid approximately $56,000 for issuance costs of our initial public offering. We have not used any of the net offering proceeds for construction of plant, building or facilities, purchases of real estate, acquisition of other businesses. Except for the officer's loan, none of the net offering proceeds were paid directly or indirectly to our directors, officers or their associates, persons owning 10% or more of any class of our securities or of our affiliates. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the registration statement.

ITEM 4.    Submission of matters to a Vote of Security Holders.

         A. The annual meeting of stockholders of MotherNature.com was held on June 15, 2000.

         B. The directors elected at the meeting are Michael I. Barach, Keith M. Kerman, Brent R. Knudsen and Marc D. Poirier.

         C. A vote was proposed to elect 4 members of the Board of Directors to serve for the ensuing year or until their respective successors have been duly elected and qualified or until their earlier resignation or removal:

Nominee                   Votes for Nominee        Votes Withheld
-------                   -----------------        --------------
Michael I. Barach             11,264,466               423,355
Keith M. Kerman               11,630,562                57,259
Brent R. Knudsen              11,629,372                58,449
Marc D. Poirier               11,630,322                57,499

     A proposal to approve an increase in the number of shares of Common Stock, $.01 par value, available for issuance under the MotherNature.com, Inc. 1999 Stock Plan from 118,473 to 865,00 shares was approved and adopted with 10,855,072 shares voting in favor, 786,594 voting against, and 16,115 abstaining.


ITEM 5.         Other Information.

  On April 27, 2000 Mr. Jason Olim resigned from the Company's Board of
Directors.

  On June 9, 2000, Mr. Placido Corpora resigned from the Company's Board of Directors and did not stand for re-election at the Company's annual meeting.


________________________________________________________________________________

  On June 14, 2000, Mr. Michael A. Greeley resigned from the Company's Board of Directors and did not stand for re-election at the Company's annual meeting.

  On June 15, 2000, the Company's Board of Directors elected John G. Berylson to serve as a member of the Board of Directors to serve for the ensuing year or until his successor has been duly elected and qualified or until his earlier resignation or removal.


________________________________________________________________________________

ITEM 6.

A. Exhibits

Exhibit No.          Description

   27.1       Financial Date Schedule (filed herewith).



B. Reports on Form 8-K.

         We did not file any Current Reports on Form 8-K during the quarterly period ended June 30, 2000.


________________________________________________________________________________

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MOTHERNATURE.COM, INC.
Date: August 14, 2000

                                By: /s/ Michael L. Bayer
                                   ------------------------------------
                                   Michael L. Bayer
                                   Vice President of Finance,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial Officer and
                                   Chief Accounting Officer)


--------------------------------------------------------------------------------