Form 10-Q
period 2000-09-30
MOTHERNATURE COM INC
filed 2000-11-08
CIK 1076055

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


      /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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


       Registrant's telephone number, including area code: (978) 929-2000
       ------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes /x/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                   Outstanding at November 2, 2000
-----                                   -------------------------------

Common Stock, $0.01 par value           15,151,330

                         MOTHERNATURE.COM, INC.
                               FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                 INDEX

                                                            PAGE
                                                            ----

PART I  FINANCIAL INFORMATION

Item 1.  A) Balance Sheets at September 30, 2000 and
            December 31, 1999                                   1

         B) Statements of Operations for the Three and
            Nine Months Ended September 30, 2000 and 1999       2

         C) Statements of Cash Flows for the Nine Months
            Ended September 30, 2000 and 1999                   3

         D) Notes to Financial Statements                       4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    8

Item 3.  Quantitative and Qualitative Disclosure About
         Market Risk                                           19

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                     20

Item 2.  Changes in Securities and use of Proceeds             20

Item 6.  Exhibits and Reports on Form 8-K                      20

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                             MOTHERNATURE.COM, INC.
                                 BALANCE SHEETS
                (in thousands, except share and per share data)

                                             December 31,    September 30,
                                                1999             2000
                                              ----------    ----------------
                                                     (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                     $44,152         $25,114
   Accounts receivable                               183             313
   Inventories                                     2,251           1,497
   Prepaid advertising and other expenses          7,593             623
                                                 -------         -------

            Total current assets                  54,179          27,547

Property and equipment, net                        2,194           1,522
Intangible assets                                 14,908          10,065
Loan to Officer                                        -             125
Other assets                                          93              81
                                                 -------         -------

            Total assets                         $71,374         $39,340
                                                 =======         =======


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                             $  1,925        $    690
   Accrued expenses                                3,018           2,447
   Accrued compensation                              364           1,812
   Other current liabilities                          29              77
   Current portion of capital lease obligations       68              71
   Current portion of notes payable                   16               -
                                                --------        --------

             Total current liabilities             5,420           5,097

Long-term portion of capital lease obligations       226             173
Other liabilities                                     32              49

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value:
   Authorized 93,300,000 shares; issued and
   outstanding 15,118,198 and 15,151,330
   shares at December 31, 1999
   and September 30, 2000, respectively              151             152
Additional paid-in-capital                       133,784         133,235
Deferred compensation                             (1,879)           (940)
Accumulated deficit                              (66,360)        (98,426)
                                                --------        --------

             Total shareholders' equity           65,696           34,021
                                                --------         --------

   Total liabilities and shareholders' equity   $ 71,374         $ 39,340
                                                ========         ========

The accompanying notes are an integral part of these financial statements.

                             MOTHERNATURE.COM,INC.
                           STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (unaudited)

                             Three months         Three months         Nine months          Nine months
                          September 30, 1999   September 30, 2000   September 30, 1999   September 30, 2000
                          ------------------   ------------------   ------------------   ------------------
Net sales                           $  1,634              $ 3,033             $  2,589             $ 10,536
Cost of sales                          1,419                2,120                2,264                7,421
                                    --------              -------             --------             --------

  Gross profit                           215                  913                  325                3,115
                                    --------              -------             --------             --------
Operating expenses
  Selling and marketing               14,910                3,792               25,296               23,580
  Product development                  1,900                1,257                4,455                4,297
  General and administrative           2,544                2,782                5,020                8,384
  Restructuring costs                      -                  359                    -                  359
                                    --------              -------             --------             --------

  Total operating expenses            19,354                8,190               34,771               36,620

  Operating loss                     (19,139)              (7,277)             (34,446)             (33,505)
                                    --------              -------             --------             --------

Interest income                          389                  570                  769                1,484
Interest expense                         (36)                  (9)                (109)                 (44)
                                    --------              -------             --------             --------

 Net loss                            (18,786)              (6,716)             (33,786)             (32,065)
                                    ========              =======             ========             ========

Basic and diluted net loss
  per common share                 $  (17.96)             $ (0.44)            $ (39.89)              $(2.12)
                                   =========              =======             ========               ======


Shares used to compute
  basic and diluted net
  loss per common
  share                            1,045,811           15,150,605              846,964           15,130,759
                                 ===========           ==========             ========           ==========


Pro forma basic and
  diluted net loss
  per common share                    $(1.93)              $(0.44)              $(4.06)              $(2.12)
                                     =======               ======               ======               ======


Shares used to compute pro forma
  basic and diluted net loss per
  common share                      9,721,314           15,150,605            8,329,730           15,130,759
                                   ==========           ==========           ==========           ==========

The accompanying notes are an integral part of these financial statements.

                            MOTHERNATURE.COM, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                              Nine Months Ended
                                                             -------------------
                                                  September 30, 1999   September 30, 2000
                                                  -------------------  -------------------

OPERATING ACTIVITIES:
Net loss                                                $(33,786)           $(32,065)

Adjustments to reconcile net loss to net
    cash used in operating activities-
  Depreciation and amortization                              459                 957
  Loss on disposal of equipment                               32                   8
  Compensation expense relating to common
    stock options and warrants                               267                  34
  Amortization of deferred compensation                      504                 397
  Amortization of debt discount                                5                   2
  Amortization of intangible assets                          413               4,843
Changes in operating assets and liabilities-
    Accounts receivable                                     (102)               (130)
    Inventories                                           (2,317)                754
    Prepaid expenses                                        (100)              6,970
    Other assets                                            (915)                 12
    Accounts payable                                       4,786              (1,235)
    Accrued expenses                                       6,249                (571)
    Accrued compensation                                     540               1,448
    Other current liabilities                                 (2)                 48
    Other liabilities                                          -                  17
                                                         -------            --------

           Net cash used in operating activities         (23,967)            (18,511)

INVESTING ACTIVITIES:
  Purchases of property and equipment                     (2,253)               (293)
  Loan to Officer                                              -                (125)
                                                         -------            --------

           Net cash used in investing activities          (2,253)               (418)

FINANCING ACTIVITIES:
  Repayments of capital lease obligations                    (11)                (51)
  Repayments of notes payable                                (16)                (18)
  Proceeds from Series B preferred stock offering,
    net of issuance costs                                  1,579                   -
  Proceeds from Series C preferred stock offering,
    net of issuance costs                                 41,004                   -
  Proceeds from initial public offering,
    net of issuance costs                                      -                 (55)
  Proceeds from exercise of common stock options
    and warrants                                              67                  15
                                                         -------            --------

           Net cash provided by (used in)
                financing activities                      42,623                (109)
                                                         -------            --------

                 Net increase (decrease) in cash         $16,403            $(19,038)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           $11,244            $ 44,152
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $27,647            $ 25,114
                                                         =======            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                 $     2            $     23
                                                         =======            ========


  Cash paid during the year for taxes                    $    38            $    114
                                                         =======            ========



The accompanying notes are an integral part of these financial statements.

                             MOTHERNATURE.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

(1) DESCRIPTION OF BUSINESS

MotherNature.com, Inc. ("MotherNature.com" or the "Company"), is an online retail store and information site for vitamins, supplements, minerals and other natural and healthy living products. The Company currently offers approximately 18,400 products on its site and can special order additional products through its supplier relationships. MotherNature.com also provides educational and authoritative news and information about its products and healthy living in general.

The Company has built upon its retail business strengths, including its knowledge of the natural products industry, memorable brand name, wealth of content, broad product assortment and warehousing and customer service capabilities, to expand its business strategy beyond the retail market.

Since its inception, the Company has incurred significant losses and as of September 30, 2000 had an accumulated deficit of approximately $98.4 million. The Company has incurred costs to develop and enhance its technology, to create, introduce and enhance its Web site, to establish marketing and distribution relationships and to build its administrative organization.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of MotherNature.com, Inc. as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Company's independent public accountants. The results of operations for the quarter ended and year to date as of September 30, 2000 may not be indicative of the results that may be expected for the year ended December 31, 2000, or any other period.

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

Comprehensive Income

Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources.

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

The Company operates in a single business segment selling vitamins, supplements, minerals and other natural and healthy living products online. International sales were 4.9% and 9.6% of revenues for the third quarters of 1999 and 2000, respectively. Respective year to date international sales at September 30, 1999 and 2000 are 7.4% and 7.2%

(3) PRO FORMA NET LOSS PER SHARE

Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effect of the automatic conversion of the Company's convertible preferred stock into shares of the Company's common stock.

The weighted average common shares outstanding, including the dilutive effect of outstanding options and warrants, and the pro forma weighted average number of common shares outstanding for the years ended September 30, 1999 and 2000 are as follows:

                                     Three Months Ended        Nine Months Ended
                                        September 30,            September 30,
                                    ---------------------    ---------------------
                                      1999          2000          1999        2000
Weighted average common
shares used in basic and
diluted EPS calculation              1,045,811    15,150,605      846,964   15,130,759

Weighted average convertible
preferred shares assumed to
convert to common shares             8,675,503             -    7,482,766           -

Weighted average number of
common shares used in pro forma
basic and diluted EPS calculation    9,721,314    15,150,605    8,329,730   15,130,759

Shares under option plans,
warrants and convertible preferred
stock excluded in computation of
diluted earnings per share
due to antidilutive effects         10,202,449     1,346,737   10,202,449    1,346,737

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

In July 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company already classifies shipping charges to customers as revenue. The EITF did not reach a consensus with respect to the classification of costs related to shipping and handling incurred by the seller. The Company classifies inbound and outbound shipping costs as cost of sales. The Company does not currently impose separate handling charges on customers. It classifies costs incurred in operating and staffing distribution and customer service centers (including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers' orders for shipment; and responding to inquiries from customers) as sales and marketing expenses along with the cost of tangible supplies used to package product for shipment to customers. Credit card fees are charged to general and administrative expense.

(5) SIGNIFICANT SUPPLIERS

The Company purchases a majority of its product from two suppliers. These suppliers accounted for approximately 53% and 30% of the Company's inventory purchases in the third quarter of 1999 and 2000, respectively. The Company has no long-term contracts or arrangements with any of its vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company on current terms or that the Company will be able to establish new or extend current vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable credit terms.

(6) RELATED PARTY TRANSACTIONS

The Company has, in the past, purchased inventory from a vendor, which is owned by a shareholder's relative. For the quarter and nine months ended September 30, 1999, the Company purchased $39,000 and $86,300, respectively, of inventory from this vendor. The Company did not purchase inventory from this vendor during the third quarter of 2000 and purchased less than $1,000 of inventory from this vendor during the nine months ended September 30, 2000.

The Company has a Web site hosting agreement with Navisite, Inc. CMGI, Inc. owns approximately 68.5% of Navisite's outstanding common stock. During the quarters ended September 30, 1999 and 2000, the Company paid service fees to Navisite, Inc. of $21,800 and $47,200, respectively. For the nine months ended September 30, 1999 and 2000, the Company paid service fees to Navisite, Inc. of $73,800 and $136,200, respectively.

On May 2, 2000, the Company loaned $125,000 to an officer, pursuant to a non-recourse, promissory note that bears interest at the prime rate plus 2% per year and is payable in full on April 14, 2003.

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

Pursuant to antidilution adjustments, upon exercise of the warrant issued to an investment bank for services provided in connection with the Series C Preferred Financing, an additional 6,320 shares of common stock will be issuable. Upon completion of the Company's initial public offering, the Series A, Series B-1 and Series C Preferred converted into 9,055,392 shares of common stock. Of the shares, the Series C Preferred stockholders received 379,889 additional shares of common stock which were issued as an inducement to convert their shares at the consummation of the offering. The value of the shares, approximately $4.9 million based upon the initial public offering price of $13.00 per share, was treated similarly to a special dividend to the preferred stockholders and accounted for at the time of the offering within equity through the accumulated deficit and additional paid-in capital accounts.

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

(8) STOCK COMPENSATION PLANS

On May 1, 2000, the Company's Board of Directors authorized a re-pricing of certain outstanding stock options. As a result, the Company replaced 684,963 stock options granted at prices between $2.99 and $22.39, with 684,963 options at an exercise price of $2.6875, the fair market value of the Company's common stock at the date of the re-pricing. The vesting periods remained unchanged from the original option grants. The Company will account for this re-pricing under FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25. The interpretation states that the re-pricing results in variable plan accounting commencing at July 1, 2000, the effective date of the interpretation. During each reporting period, the Company will record compensation expense relating to the vested portion of the repriced options to the extent that the fair market value of the Company's common stock exceeds $2.6875 per share. During the three months ended September 30, 2000, no compensation expense was recorded.

At meetings held on August 11, 2000 and September 15, 2000, the Company's Board of Directors authorized a re-pricing of certain outstanding stock options. As a result, the Company exchanged 100,456 stock options granted to an executive officer at an exercise price of $2.69 with 100,456 stock options at an exercise price of $0.7188, the fair market value of the Company's common stock at the date of the re-pricing. The vesting periods of these stock options remain unchanged. The Company will account for this re-pricing under FASB Interpretation No. 44. The interpretation states that the re-pricing results in variable plan accounting commencing at the date of the repricing. At each reporting date, the Company will record compensation expense relating to the vested portion of the repriced options to the extent that the fair market value of the Company's common stock exceeds $0.7188 per share. For the period ended September 30, 2000, the Company recorded $2,000 in compensation expense related to the repriced options .

(9) COMMITTMENTS AND CONTINGENCIES

In March 2000, the Company's Board of Directors authorized an employee retention bonus plan. Pursuant to the plan, employees who were eligible on March 2, 2000 received retention bonus payments as of June 30, 2000 and September 30, 2000 if they were employed by the Company on those dates. The September 30 bonus was paid in early October 2000.

(10) SUBSEQUENT EVENTS

On October 20, 2000 the Company's Board of Directors unanimously adopted a Complete Plan of Liquidation and Dissolution (the "Plan"), subject to stockholder approval. In connection with the Plan and assuming stockholder approval, the Company's Board of Directors voted to accelerate the vesting of all outstanding stock options under the Company's 1998 Stock Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an online retail store and information site for vitamins, supplements, minerals and other natural and healthy living products. By offering approximately 18,400 products on our site, we provide one-stop shopping for customers, 24 hours a day, seven days a week. Our online store, www.MotherNature.com, offers educational and authoritative information, broad product selection, a high level of customer service, competitive pricing and easy-to-use navigation and search capabilities. We have continued to focus on building our organization, developing our technology infrastructure, further developing and upgrading our Web site, driving profitable customer traffic, expanding our product assortment, promoting our brand and enhancing our fulfillment and customer service operations. During 1999 and the first quarter of 2000, we invested in an aggressive, offline advertising campaign, supplemented by online advertising, business incentive programs, direct marketing and a public relations campaign, which we believe was successful in increasing consumer awareness of our site, acquiring new customers, and generating sales revenues.

Quarterly revenues increased from $1.6 million in the third quarter of 1999 to $3.0 million in the third quarter of 2000. In order to manage the increase in our site traffic and revenues, we expanded our site, order fulfillment operations, distribution center management systems and organizational infrastructure. This expansion included enhancing the features and functions on our site, adding server and database capacity, building our internally developed order fulfillment and logistics system, enhancing it with a warehouse management system and moving our order fulfillment center to a 25,000 square foot facility in Springfield, Massachusetts. The $391,000 decrease in revenue from the second quarter of 2000 ($3.4 million) to the third quarter of 2000 ($3.0 million) is a direct result of our decreased marketing and offline media expenses. Despite the growth in our year over year revenues, we continue to incur significant net losses.

We recognize revenue at the time of shipment. Cash is generally collected in less than a week as substantially all of our sales are paid for by credit card. Advertising expenditures are expensed as incurred.

DECISION TO LIQUIDATE

On October 20, 2000 the Board of Directors elected to adopt the Plan. It is anticipated that if the requisite stockholder approval is received (such time of approval is deemed the "Effective Date"), our officers and directors will initiate the complete liquidation and subsequent dissolution of the Company. After the Effective Date, we will not engage in any business activities except for the purpose of preserving the value of our assets, prosecuting and defending lawsuits by or against us or our subsidiaries, adjusting and winding up our business and affairs, selling and liquidating our properties and assets, including our intellectual property and other intangible assets, paying our creditors and making distributions to stockholders, in accordance with the Plan. In addition, after the Effective Date, we will file a Certificate of Dissolution with the Secretary of State of the State of Delaware.

A Proxy Statement for the shareholder meeting called to approve the Plan is being mailed to the Company's stockholders on November 8, 2000 to all stockholders of record of the Company as of October 30, 2000. As further described in the Proxy Statement, the Company anticipates that it will be able to distribute an aggregate amount of approximately $1.00 per share (subject to certain amounts withheld to pay contingency reserves) pursuant to the Plan.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales. Net sales consist of product sales to customers net of product returns, promotional discounts and coupons, and include shipping and handling charges. Net sales increased approximately 2 times to $ 3.0 million for the three months ended September 30, 2000 from $1.6 million for the three months ended September 30, 1999. The increase in net sales reflects an increase to average order size, which increased during the third quarter of 2000 ($39) compared to the same period of 1999 ($18). We added 58,000 new customers in the third quarter of 2000, bringing the cumulative customer count to approximately 450,000 compared to 87,000 customers at the end of the third quarter in 1999.
We also raised our freight charges to more accurately reflect actual cost, which minimizes the freight subsidy we incur.

Cost of Sales. Cost of sales consists primarily of the costs of merchandise, including outbound shipping costs. Cost of sales does not include the cost of products associated with promotional discounts and coupons used for new customer purchases, which are included in selling and marketing expense. Cost of sales includes the cost of shipments except for free shipping offered to first-time customers which is also included in selling and marketing expense. Cost of sales increased to $2.1 million for the quarter ended September 30, 2000 from $1.4 million for the quarter ended September 30, 1999, reflecting increased sales volume. Our gross margin increased to 30% of net sales for the three months ended September 30, 2000 from 13% of net sales for the three months ended September 30, 1999. This increase was primarily due to the continued shift in our mix of new to existing customers and increased freight revenue. With regard to our customer mix, new customers accounted for only 32% of sales in the third quarter of 2000, as compared to 60% in the third quarter of 1999. The lower margin new customer sales exerted a significant downward pressure on margins in the third quarter of 1999. The shift in the third quarter of 2000 toward higher margin existing customer orders increased our merchandise margins to approximately 32% from approximately 24%, in the third quarters of 2000 and 1999, respectively. We increased shipping charges and eliminated our free freight promotion, which also resulted in a reduction in the freight subsidy from $1.57 per order to $0.69 per order, respectively for the third quarter of 1999 compared to the corresponding period in 2000.

Selling and Marketing Expense. Selling and marketing expense consists primarily of advertising and promotional expenditures, including the cost of products associated with promotional discounts and coupons used for new customer purchases, Web content expenditures, fulfillment facility and customer service expenses, and payroll and related expenses for personnel engaged in marketing, content, order fulfillment and customer service operations. Selling and marketing expenses decreased to $3.8 million for the quarter ended September 30, 2000 from $14.9 million for the corresponding quarter in 1999. This decrease was attributable primarily to a decrease in marketing personnel costs and a decrease in the expenditures for offline and online advertising to promote brand awareness. Customer acquisition costs, which include our costs of media, marketing and promotional discounts and goods used to incent new customer purchases, fell to approximately $24 per customer in the third quarter of 2000 from approximately $203 per customer in the third quarter of 1999, reflecting the effectiveness of the Company's promotions and advertising campaigns. Content development costs included $1.5 million of non-cash charges for amortization of the intangible assets acquired in the Rodale alliance in September 1999.

Product Development Expense. Product development expense consists primarily of payroll and related expenses for merchandising, Web site development, Web design and information technology personnel and related infrastructure. Product development expenses decreased to $1.3 million for the three months ended September 30, 2000 from $1.9 million for the three months ended September 30, 1999. This decrease was attributable primarily to the decrease in scope and number of infrastructure and development projects.

General and Administrative Expense. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, recruiting, depreciation and other general corporate expenses. General and administrative expenses increased to $2.8 million for the third quarter of 2000 from $2.5 million for the corresponding quarter in 1999. The increase is primarily due to expenses associated with the Company's bonus retention program.

Restructuring Costs. In September 2000, the Company developed a plan to restructure operations which was approved by the Board of Directors. The cost of the plan is estimated at $359,000, which was accrued for and charged to expense in the third quarter of 2000. The plan impacted all operating groups of the Company. The Company's treatment of these costs is consistent with EITF Issue 94-3 guidelines.

Interest Income. Interest income consists of income earned on our cash balances in money market accounts. Interest income increased to $570,000 for the third quarter of 2000 from $389,000 for the third quarter of 1999. This increase reflects earnings on higher average cash and cash equivalent balances during the third quarter of 2000 compared to the third quarter of 1999.

Interest Expense. Interest expense is attributable to capital lease obligations, and original issue discount related to notes payable. Interest expense decreased to $9,000 for the three months ended September 30, 2000 from $36,000 for the corresponding period in 1999.

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

Net Loss. As a result of the foregoing factors, we incurred a net loss to common shareholders of $6.72 million for the third quarter of 2000 compared to $18.8 million for the third quarter of 1999.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales. Net sales consist of product sales to customers net of product returns, promotional discounts and coupons. Net sales include shipping and handling charges. Net sales increased more than 4 times to $10.5 million for the nine months ended September 30, 2000 from $2.6 million for the nine months ended September 30, 1999. This reflects the increase of orders received during the nine months ended September 30, 2000, to approximately 330,000 as compared to 121,500 in the same period of 1999, and increased average order size and an increase in our customer base. We added 171,000 new customers in the first nine months of 2000, bringing the cumulative customer count to approximately 450,000 compared to 87,000 customers at the end of the third quarter in 1999.

Cost of Sales. Cost of sales consists primarily of the costs of merchandise, including outbound shipping costs. Cost of sales does not include the cost of products associated with promotional discounts and coupons used for new customer purchases, which are included in selling and marketing expense, but does include the cost of shipping. Cost of sales increased to $7.4 million for the nine months ended September 30, 2000 from $2.3 million for the same period in 1999, reflecting increased sales volume. For the nine months ended September 30, 2000 and 1999, respectively, our gross margin increased to 29.6% of net sales from 12.6% of net sales. This increase was due to a shift in our mix of new to existing customers and changes to our shipping policy. With regard to our customer mix, new customers accounted for 43% of sales in the first nine months of 2000, as compared to 61% in the first nine months of 1999. The lower margin new customer sales exerted a significant downward pressure on margins in the first nine months of 1999. The shift in activity during the first nine months of 2000 toward higher margin existing customer orders increased our merchandise margins to approximately 37% in the first nine months of 2000 from approximately 25% in the first nine months of 1999. In addition, the elimination of our free freight promotion and introduction of other tactics to reduce freight subsidies in the second quarter of 2000 also favorably improved margins.

Selling and Marketing Expense. Selling and marketing expense consists primarily of advertising and promotional expenditures, including the cost of products associated with promotional discounts and coupons used for new customer purchases, Web content expenditures, fulfillment facility and customer service expenses and payroll and related expenses for personnel engaged in marketing, content, order fulfillment and customer service operations. Selling and marketing expenses decreased to $23.6 million for the nine months ended September 30, 2000 from $25.3 million for the corresponding period in 1999. This decrease was attributable primarily to a decrease in marketing staff and expenditures for offline and online advertising to promote brand awareness. Customer acquisition costs, which include our costs of media, marketing and promotional discounts and goods used to incent new customer purchases, fell to approximately $63 per customer in the first nine months of 2000 from approximately $224 per customer in the same period of 1999, reflecting the effectiveness of the Company's promotions and advertising campaigns. Content development costs included $4.8 million of non-cash charges for amortization of the intangible assets acquired in the Rodale alliance in September 1999.

Product Development Expense. Product development expense consists primarily of payroll and related expenses for merchandising, Web site development, Web design and information technology personnel and related infrastructure. Product development expenses decreased to $4.3 million for the nine months ended September 30, 2000 from $4.5 million for the nine months ended September 30, 1999. This decrease was attributable primarily to a decrease in the scope and number of development and infrastructure projects.

General and Administrative Expense. General and administrative expense consists of payroll and related expenses for executive and administrative personnel, recruiting, depreciation and other general corporate expenses. General and administrative expenses increased to $8.4 million for the nine months ended September 30, 2000 from $5.0 million for the corresponding period in 1999. The increase reflects increased personnel costs, higher depreciation charges and professional service costs as well as the reclassification of certain corporate technology costs and allocation methodology of compensation charges associated with employee stock options.

Restructuring Costs. In September 2000, the Company developed a plan to restructure operations, which was approved by the Board of Directors. The cost of the plan is estimated at $359,000, which was accrued for and charged to expense in the third quarter of 2000. The plan impacted all operating groups of the Company. The Company's treatment of these costs is consistent with EITF Issue 94-3 guidelines.

Interest Income. Interest income consists of income earned on our cash balances in money market accounts. Interest income increased to $1.5 million for the nine months ended September 30, 2000 from $769,000 for the same period of 1999. This increase reflects earnings on higher average cash and cash equivalent balances during this time frame.

Interest Expense. Interest expense is attributable to capital lease obligations and original issue discount related to notes payable. Interest expense amounted to $44,000 for the nine months ended September 30, 2000 compared to $109,000 for the corresponding period in 1999.

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

Net Loss. As a result of the foregoing factors, we incurred a net loss to common shareholders of $32.1 million and $33.8 million for the nine months ended September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

Net cash used in operating activities was $18.5 million for the nine months ended September 30, 2000, as compared to $23.9 million for the same period of 1999. The reduction in cash was primarily driven by funding operating losses for the nine months ended September 30, 2000. Additional cash was generated by a $6.9 million reduction in our prepaid expenses, which represented amounts paid in prior periods to secure offline media which ran during the first and second quarters of 2000.

Net cash used in investing activities was $418,000 for the nine months ended September 30, 2000 compared to $2.3 million for the nine months ended September 30, 1999. The activity during both periods relates to purchases of property and equipment as well as a loan to an officer in 2000, noted in footnote 6 to the financial statements.

Net cash used by financing activities was $109,200 for the nine months ended September 30, 2000, as compared to net cash provided by financing activities of $42.6 million for the corresponding nine months ended September 30, 1999. The net proceeds included $1.6 million receivable from a Series B preferred stock offering and $41 million from a Series C preferred stock offering, both in 1999.

As of September 30, 2000, we had $25.1 million of cash and cash equivalents. As of that date, our principal commitments consisted of obligations outstanding under capital leases in the amount of $244,000.

In connection with the Plan, it is anticipated that the Company will distribute approximately $1.00 per common share to shareholders of record as of the date of filing of our Certificate of Dissolution.

                                 RISK FACTORS

From time to time, information we provide or statements we make may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts (including, but not limited to statements contained in "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations") and statements related to the Plan of Complete Liquidation and Dissolution and its effect on the Company and its stockholders may constitute forward looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The following discussion of our risk factors should be read in conjunction with the financial statements and related notes thereto. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition.

RISKS RELATED TO OUR BUSINESS

The Company has faced the challenges, risks and uncertainties frequently encountered by early-stage companies using new and unproven business models in new and rapidly evolving markets. The challenges the Company has faced included its ability to:

 .    execute on the Company's business model;
 .    increase brand recognition;
 .    manage growth in the Company's operations;
 .    expand the Company's customer base cost-effectively;
 .    retain customers;
 .    manage inventory levels effectively;
 .    upgrade and enhance the Company's Web site, transaction-processing systems, order fulfillment capabilities and inventory management systems;
 .    access additional capital when required;
 .    develop and renew strategic relationships with companies in the vitamins, supplements, minerals and natural and healthy living products industry, such as suppliers and content providers; and
 .    attract and retain key personnel.

While the Company has been able to adequately address certain of these challenges, the Company's Board of Directors, after extensive deliberations and searches for alternatives, determined that it would not be advisable to continue to operate the Company on an independent basis. Accordingly, on October 20, 2000 the Board of Directors unanimously approved a Plan of Complete Liquidation and Dissolution on October 20, 2000 (the "Plan"), subject to stockholder approval. On November 8, 2000, the Company filed a Proxy Statement for the Special Meeting of Stockholders to be held on November 30, 2000 to approve the Plan (the "Proxy Statement"). The Proxy Statement, among other things, describes the Plan and the background and reasons for the Plan.

RISK OF STOCKHOLDER LIABILITY TO CREDITORS OF THE COMPANY

     If the Plan is approved by the stockholders, a Certificate of Dissolution will be filed with the State of Delaware dissolving the Company. Pursuant to the Delaware General Corporation Law (the "DGCL"), the Company will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against it and enabling the Company gradually to close its business, to dispose of its property, to discharge its liabilities and to distribute to its stockholders any remaining assets. The Company will establish a contingency reserve for payment of its expenses and liabilities during this three-year period. Under the DGCL, in the event the contingency reserve created by the Company is inadquate for payment of its expenses and liabilities during this three-year period, each stockholder could be held liable for payment to the Company's creditors of such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited to the amounts previously received by such stockholder from the Company (and from any liquidating trust or trusts) as distributions. Accordingly, in such event a stockholder could be required to return all such distributions previously made to such stockholder. In such event, a stockholder could receive nothing from the Company under the Plan. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by the Company will be adequate to cover any expenses and liabilities.

PERSONNEL RISKS

     The success of the Plan depends in large part upon the Company's ability to retain the services of certain of its current personnel or to attract qualified replacements for them. The retention and attraction of qualified personnel is particularly difficult under the Company's current circumstances.

RESTRICTIONS ON TRANSFER OF SHARES; CLOSING OF STOCK TRANSFER BOOKS

     The Company intends to close its stock transfer books and discontinue recording transfers of Common Stock at the close of business on the record date fixed by the Board for filing the Certificate of Dissolution (the "Final Record Date"). Thereafter, certificates representing the Common Stock will not be assignable or transferable on the books of the Company except by will, intestate succession or operation of law. The proportionate interests of all of the stockholders of the Company shall be fixed on the basis of their respective stock holdings at the close of business on the Final Record Date, and, after the Final Record Date, any distributions made by the Company shall be made solely to the stockholders of record at the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on the books of the Company as a result of any assignments by will, intestate succession or operation of law.

RISK OF DELISTING OF THE COMPANY'S COMMON STOCK

     The Company has received a delisting notice from the Nasdaq Stock Market due to its low trading price per share. The delisting is scheduled to become effective on November 20, 2000. The Company expects that it will be unable to satisfy the requirements for continued listing of its Common Stock on the Nasdaq National Market. Moreover, rules of the Nasdaq Stock Market require that companies listed on the Nasdaq National Market continue to have an operating business. If the Company completes its plans to conclude its business activities, it will no longer have an operating business. In addition, as the Company distributes cash to its stockholders, certain other listing criteria may not be met. If Nasdaq delists the Company's Common Stock from the Nasdaq National Market, the ability of stockholders to buy and sell shares may be materially impaired.

LIQUIDATING DISTRIBUTIONS; NATURE; AMOUNT; TIMING

     Although the Board of Directors has not established a firm timetable for distributions to stockholders if the Plan is approved by the stockholders, the Board of Directors intends, subject to contingencies inherent in winding up the Company's business, to make such distributions as promptly as practicable. The liquidation is expected to be concluded prior to the third anniversary of the filing of the Certificate of Dissolution in Delaware by a final liquidating distribution either directly to the stockholders or to a liquidating trust. As promptly as practicable after the approval of the Plan by the stockholders, the Company currently intends to distribute approximately $1.00 per share (based on 15,151,330 shares of Common Stock outstanding as of October 19, 2000 and the anticipated exercise of 649,246 options and warrants outstanding at such date with exercise price below $1.00 per share). The proportionate interests of all of the stockholders of the Company shall be fixed on the basis of their respective stock holdings at the close of business on the Final Record Date, and after such date, any distributions made by the Company shall be made solely to stockholders of record on the close of business on the Final Record Date, except to reflect permitted transfers. The Board of Directors is, however, currently unable to predict the precise nature, amount or timing of this distribution or any other distributions pursuant to the Plan. The actual nature, amount and timing of all distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Company's ability to convert its remaining assets into cash.

     Uncertainties as to the precise net value of the Company's non-cash assets and the ultimate amount of its liabilities make it impracticable to predict the aggregate net value ultimately distributable to stockholders. Claims, liabilities and expenses from operations (including operating costs, salaries, income taxes, payroll and local taxes, legal and accounting fees and miscellaneous office expenses), although currently declining, will continue to be incurred following approval of the Plan. These expenses will reduce the amount of assets available for ultimate distribution to stockholders.

However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for the Company's obligations, liabilities, expenses and claims and to make cash distributions to stockholders. If such available cash and amounts received on the sale of assets are not adequate to provide for the Company's obligations, liabilities, expenses and claims, distributions of cash and other assets to the Company's stockholders will be reduced.

FACTORS TO BE CONSIDERED WITH RESPECT TO SALE OF THE COMPANY'S ASSETS

     The sale by the Company of an appreciated asset will result in the recognition of taxable gain by the Company to the extent the fair market value of such asset exceeds the Company's tax basis in such asset. The Company's list of customers is a significant asset. Our privacy policy clearly states that we will not transfer, sell or assign our customers' information without consent. Given our privacy policy, we must seek and receive the consent of each customer whose information we wish to transfer or sell to a third party. We cannot predict the number or percentage of our customers who will permit us to transfer or sell their information. In addition, our agreement with Rodale, Inc., giving us access to Rodale's customers, its healthy living content and certain of its books, is another significant asset, which value, if any, to stockholders is uncertain.

SALES OF THE COMPANY'S ASSETS

     The Plan gives the Board of Directors the authority to sell all of the assets of the Company. As of November 8, 2000, no sale of assets has been effected pursuant to the Plan and no agreement to sell any of the assets of the Company has been reached. However, agreements for the sale of assets may be entered into prior to the Special Meeting and, if entered into, may be contingent upon the approval of the Plan at the Special Meeting. Approval of the Plan will constitute approval of any such agreements and sales. Sales of the Company's assets will be made on such terms as are approved by the Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The Company does not anticipate amending or supplementing the Proxy Statement to reflect any such agreement or sale, unless required by applicable law. The prices at which the Company will be able to sell its various assets will depend largely on factors beyond the Company's control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, United States and foreign regulatory approvals, public market perceptions, limitations on transferability of certain assets, and the number of our customers who "opt in" or consent to the transfer of their information. In addition, the Company may not obtain as high a price for a particular asset as it might secure if the Company were not in liquidation.

CONDUCT OF THE COMPANY FOLLOWING ADOPTION OF THE PLAN

     Since the adoption of the Plan by the Board of Directors, the Board of Directors and management have taken steps to reduce the Company's operations, and, upon approval of the Plan by the stockholders, terminate such operations. Management and any other continuing employees will receive compensation for the duties then being performed as determined by the Board of Directors. The Board of Directors has not established specific guidelines for determination of the compensation to be paid to management and continuing employees of the Company following approval of the Plan by the stockholders. Such compensation will be determined by evaluation of all relevant factors, including, without limitation, the efforts of such individuals in successfully implementing the Plan and a review of compensation payable to individuals exercising similar authority and bearing similar responsibilities.

REPORTING REQUIREMENTS

     Whether or not the Plan is approved, we have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), even though compliance with such reporting requirements is economically burdensome. If the Plan is approved and, in order to curtail expenses, we will, after filing our Certificate of Dissolution, seek relief from the Securities & Exchange Commission ("SEC") from the reporting requirements under the Exchange Act. We anticipate that, if such relief is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the SEC might require.

CONTINGENT LIABILITIES; CONTINGENCY RESERVE

     Under the DGCL, the Company is required, in connection with its dissolution, to pay or provide for payment of all of its liabilities and obligations. Following approval of the Plan by the Company's stockholders, the Company will pay all expenses and fixed and other known liabilities, or set aside as a Contingency Reserve cash and other assets which it believes to be adequate for payment thereof. The Company is currently unable to estimate with precision the amount of any Contingency Reserve which may be required, but any such amount (in addition to any cash contributed to a liquidating trust, if one is utilized) will be deducted before the determination of amounts available for distribution to stockholders.

     The actual amount of the Contingency Reserve will be based upon estimates and opinions of management and the Board of Directors and derived from consultations with outside experts and review of the Company's estimated operating expenses and future estimated liabilities, including, without limitation, anticipated compensation payments, estimated legal and accounting fees, operating lease expenses, payroll and other taxes payable, miscellaneous office expenses, expenses accrued in the Company's financial statements, and reserves for litigation expenses. There can be no assurance that the Contingency Reserve in fact will be sufficient. The Company has not made any specific provision for an increase in the amount of the Contingency Reserve. Subsequent to the establishment of the Contingency Reserve, the Company will distribute to its stockholders any portions of the Contingency Reserve, which it deems no longer to be required. After the liabilities, expenses and obligations for which the Contingency Reserve had been established have been satisfied in full, the Company will distribute to its stockholders any remaining portion of the Contingency Reserve.

     Under the DGCL, in the event the Company fails to create an adequate Contingency Reserve for payment of its expenses and liabilities, or should such Contingency Reserve and the assets held by the Liquidating Trust or Trusts be exceeded by the amount ultimately found payable in respect of expenses and liabilities, each stockholder could be held liable for the payment to creditors of such stockholder's pro rata share of such excess, limited to the amounts theretofore received by such stockholder from the Company or from the Liquidating Trust or Trusts.

     If the Company were held by a court to have failed to make adequate provision for its expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeded the amount available from the Contingency Reserve and the assets of the liquidating trust or trusts, a creditor of the Company could seek an injunction against the making of distributions under the Plan on the ground that the amounts to be distributed were needed to provide for the payment of the Company's expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to stockholders and/or interest holders under the Plan.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

At September 30, 2000, we did not participate in any derivative financial instruments. The Company's financial instruments include cash and cash equivalents, accounts receivable, notes payable, capital lease obligations, and accounts payable, and are carried at cost or carrying value. These amounts were not materially different from their fair values. The Company uses a discounted cash flows methodology to calculate the fair value of the notes payable and capital leases. We hold no investment securities that would require disclosure of market risk.

Primary Market Risk Exposure.

Our primary market risk exposure is in the area of interest rate risk. Our available cash balances are invested in short-term interest bearing securities. We believe that our exposure to interest rate fluctuations will continue to be modest.

                                    PART II

ITEM 1.  Legal Proceedings.

On October 8, 1999, a civil complaint was filed as Joseph Reiners d/b/a
Mother Natures Vitamins v. MotherNature.com, Inc., in the United States District Court for the District of Minnesota, Civil Action No. 99-CV-1531 DSD/JMM. The parties have settled this matter as of September 26, 2000, and the plaintiff dismissed the complaint with prejudice as of October 17, 2000.

On June 30, 1999, a civil complaint was filed as Ross A. Love v. MotherNature.com, Inc., MotherNature's General Store, Inc. and Michael Barach, individually, in the Superior Court of Suffolk County, Massachusetts, Case No. 99-3087C. An amended complaint was filed on August 19, 1999 as Ross A. Love v. MotherNature.com, Inc. and Michael Barach., individually. In the lawsuit, the plaintiff, a founder and former officer and director of the Company, alleges causes of action including economic duress and breach of fiduciary duty. Mr. Love, among other things, alleges that he was compelled under economic duress to sign an agreement in connection with his termination of employment. In addition, Mr. Love claims that we breached our fiduciary duty to him as a stockholder by allegedly failing to provide him with certain information in connection with our May 1999 preferred stock financing. On or about February 10, 2000, Mr. Love stipulated to the dismissal without prejudice of all claims seeking damages resulting from Mr. Love's lack of participation in the May 1999 preferred stock financing and the dismissal without prejudice of certain claims asserted against Michael Barach, individually. On or about April 7, 2000, the court entered summary judgment in the Company's favor as to Mr. Love's economic duress claim. Mr. Love seeks recovery of actual damages which he alleges to be in excess of $100,000,000. We believe that the remaining claims made by Mr. Love are without merit and intend to defend this lawsuit vigorously.

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

ITEM 2.  Changes in Securities and Use of Proceeds.

Our registration statement on Form S-1 under the Securities Act of 1933, as amended, for our initial public offering became effective on December 9, 1999. The managing underwriters were Bear, Stearns & Co,. Inc., Hambrecht & Quist, and Wit Capital Corporation. Of the 4,100,000 shares of common stock offered, all shares were sold by us and no shares were included by selling security holders. The initial public offering closed on December 15, 1999. The aggregate offering amount of our initial public offering was approximately $53.3 million with proceeds to us, after deducting offering expenses of $4.9 million, of $48.4 million. During the nine months ended September 30, 2000 we used approximately $18.5 million of the net offering proceeds for operating activities of the business, primarily working capital and offline advertising expenditures. During the nine months ended September 30, 2000 we made capital investments of $293,000, primarily for computer equipment and software. We also loaned $125,000 to an officer of the Company. Our financing activities included $69,000 of capital lease payments and the repayment of our note payable. We also paid approximately $55,000 for issuance costs of our initial public offering. We have not used any of the net offering proceeds for construction of plant, building or facilities, purchases of real estate, acquisition of other businesses. Except for the officer's loan, none of the net offering proceeds were paid directly or indirectly to our directors, officers or their associates, persons owning 10% or more of any class of our securities or of our affiliates. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the registration statement.

ITEM 6.

A. Exhibits

Exhibit No.  Description

    10.1     Severance Agreement between the Company and Michael
             L. Bayer, dated September 15, 2000.

    27.1     Financial Data Schedule (filed herewith).

B. Reports on Form 8-K.

We did not file any Current Reports on Form 8-K during the quarterly period ended September 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MOTHERNATURE.COM, INC.
Date: November 8, 2000

                            By: /s/ Michael L. Bayer
                              ----------------------

                               Michael L. Bayer
                               Vice President of Finance,
                               Chief Financial Officer and Treasurer
                               (Principal Financial Officer and
                               Chief Accounting Officer)